Form 10QSB
period 2004-02-29
BAYVIEW CORP
filed 2004-04-14
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 29, 2004
                                      -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-107179
                            -----------------


                              BAYVIEW CORPORATION
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0380519
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

1859 Spyglass Place, Suite 110
Vancouver, British Columbia, Canada                       V5Z 4K6
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (778) 837-8788
                                                ------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,272,500 shares of $0.001 par value common stock outstanding as of April 14, 2004.


















                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                             FEBRUARY   MAY 31
                                                29
                                               2004      2003

ASSETS

Current
Cash                                         $ 27,664  $ 54,613
Prepaid expenses                                  -         325
                                             ------------------
                                             $ 27,664  $ 54,938
                                            ===================
LIABILITIES

Current
Accounts payable and accrued liabilities        $ 500     $ 750
                                            -------------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
 3,272,500 common shares                        3,273     3,273

Additional paid-in capital                     75,227    75,227

Deficit  Accumulated During The Exploration   (51,336)  (24,312)
Stage                                         -----------------
                                               27,164    54,188
                                              -----------------
                                             $ 27,664  $ 54,938
                                              =================


                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                PERIOD
                                                                 FROM
                                                                DATE OF
                                                               INCEPTION
                                                               SEPTEMBER
                                                                   5
                    THREE MONTHS ENDED    NINE MONTHS ENDED     2002 TO
                        FEBRUARY 29          FEBRUARY 29       FEBRUARY
                                                                  29
                      2004      2003        2004      2003       2004

Expenses
Consulting fees     $-        $ -        $ -        $ 6,000    $ 6,000
Office and sundry    353        233        3,512      342        4,424
Filing fees          325        -          627        -          2,802
Professional fees    685        3,000      4,285      3,000      9,510
Mineral property
option payments      -          -          1,000      8,500      9,500
(Note 4)
Mineral property
exploration
expenditures         5,000      -          17,600     1,500      19,100
                    ---------------------------------------------------
Loss    For    The  $6,363    $ 3,233    $ 27,024   $ 19,342   $ 51,336
Period              ===================================================


Basic And Diluted
Loss Per Share      $(0.01)   $ (0.01)   $ (0.01)   $ (0.02)
                    ========================================

Weighted Average
Number Of Shares
Outstanding        3,272,500 3,108,028  3,272,500    1,262,720
                   ===========================================

                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                               PERIOD
                                                                FROM
                                                              DATE OF
                                                             INCEPTION
                                                             SEPTEMBER
                                                                 5
                          THREE MONTHS    NINE MONTHS ENDED   2002 TO
                              ENDED
                           FEBRUARY 29       FEBRUARY 29      FEBRUARY
                                                                 29
                         2004      2003     2004      2003      2004

Cash Flows From
Operating Activities
Loss for the period  $ (6,363)$ (3,233)$ (27,024)$ (19,342)$ (51,336)


Adjustments To Reconcile
Net Loss To Net Cash
Used By Operating
Activities
Prepaid expenses          325   (2,500)     325   (2,500)       -

Accounts payable and
accrued liabilities      (815)    -        (250)     -        500
                         --------------------------------------------
                        (6,853) (5,733)  (26,949)(21,842)  (50,836)


Cash Flows From
Financing Activities
Share    subscriptions    -        -        -         -        -
received
Share capital issued      -     24,000      -     78,500   78,500
                         --------------------------------------------
                          -     24,000      -     78,500   78,500
                         --------------------------------------------
(Decrease) Increase In (6,853)  18,267   (26,949) 56,658   27,664
Cash

Cash,   Beginning Of   34,517   38,391    54,613     -        -
Period                -----------------------------------------------

Cash, End Of Period  $ 27,664 $ 56,658  $ 27,664  $56,658 $ 27,664
                      ===============================================

                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                              DEFICIT
                         COMMON STOCK        ACCUMULATED
                                  ADDITIONAL   DURING
                                                THE
                                    PAID-IN  EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE     TOTAL

Opening balance,
 September 5,       -        $ -     $ -      $ -        $ -
 2002

October 2002 -
Shares issued for 1,000,000 1,000      -        -        1,000
cash at $0.001

November 2002 -
Shares issued for 2,000,000 2,000   18,000      -       20,000
cash at $0.01

January 2003 -
Shares issued for  262,500    263   52,231      -       52,500
cash at $0.20

February 2003 -
Shares issued for  10,000     10      4,990    -          5,000
cash at $0.50

Net loss for the   -          -       -        (24,312) (24,312)
period             ---------------------------------------------

Balance, May 31,  3,272,500 3,273    75,221    (24,312)  54,188
2003

Net loss for the   -          -       -        (27,024) (27,024)
period             --------------------------------------------

Balance, February
29, 2004          3,272,500 3,273 $ 75,221   $ (51,336) $27,164
                 ==============================================

                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of February 29, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

  a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on September 5, 2002.

  b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $51,336 for the period from September 5, 2002 (inception) to February 29, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

  The   financial  statements  have,  in  management's  opinion,  been  properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.







                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


4.MINERAL PROPERTY INTEREST

  The Company has entered into an option agreement, dated November 28, 2002 and amended November 13, 2003, to acquire a 85% interest in two mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In order to earn its interests, the Company made cash payments totalling $8,500 on signing and must incur exploration expenditures totalling $203,800 as follows:

  Exploration expenditures:

  -    $24,600 by November 30, 2004;
  -    A further $179,200 by November 30, 2005.

  The properties are subject to a 1% net smelter return royalty.


5.    CONTINGENCY

  Mineral Property

  The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.




Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our current business plan is to conduct exploration on the Mac Len Property in order to determine whether or not it contains economic quantities of valuable metals. We anticipate that phase one of the recommended geological exploration program will cost approximately $24,600 on the Mac Len Property.

Specifically, we anticipate spending the following over the next 12 months:

 *         $5,000 on legal fees
 *         $5,000 on accounting and audit fees
 *         $2,500 on EDGAR filing fees
 *         $2,000 on Transfer Agent fees
 *         $10,000 on general administration costs
 * $24,600 on exploration expenses necessary to conduct the phase one exploration program on the Mac Len Property, as recommended by Mr. John M. Siriunas, the author of the geological report respecting the property

Total expenditures over the next 12 months are therefore expected to be approximately $49,100.

We are able to complete phase one of the exploration program on the Mac Len Property without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through November 30, 2004.

We commenced phase one of the exploration program on the Mac Len Property on June 16, 2003. To date, we have commenced line cutting and trenching on the property. Line cutting involves removing bush from the property in order to produce straight clearings. This provides grid boundaries for various surveys. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content.

We anticipate proceeding with phase two of the exploration program in the summer of 2004. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program. We have sufficient cash on hand in order to complete the first phase work program on the property.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $191,200, which is well beyond our projected cash reserves. Unless we raise and spend at least $179,200 on the Mac Len Property by November 30, 2005, we will lose our interest in the property.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund both phases of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

If we do not complete the exploration expenditures required under the option agreement for the Mac Len Property, then our option in will terminate and we will lose all our rights and interest in the Mac Len Property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Mac Len Property. We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations For Period Ending February 29, 2004

We did not earn any revenues during the six-month period ending February 29, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the Mac Len Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $27,024 for the nine-month period ended February 29, 2004, as compared to a loss of $19,342 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of an increase in mineral property exploration expenditures on our Mac Len Property. While we only conducted $1,500 in exploration on the claims in the first nine months of fiscal 2003, we incurred $17,600 on exploration in the current fiscal year.

Our operating expenses in the first nine months of the current fiscal year were comprised of mineral property exploration expenditures on the Mac Len Property of $17,600, professional fees of $4,285, office and sundry costs of $3,512, mineral property option payments of $1,000 and filing fees of $627.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 29, 2004, we had cash on hand of $27,664 and accounts payable and accrued liabilities of $500.




ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter on February 29, 2004.
This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer at the time.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended February 29, 2004.


Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the period ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bayview Corporation

/s/ Luigi Federico

------------------------------
Luigi Federico, President