Form 10KSB
period 2004-05-31
BAYVIEW CORP
filed 2004-10-13
CIK 1223533

                                            SECURITIES AND EXCHANGE COMMISSION

                                                             WASHINGTON, D.C. 20549

                                                                      FORM 10-KSB

         [ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                                             THE SECURITIES EXCHANGE ACT OF 1934

                                                  For the fiscal year ended May 31, 2004

          [    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                                  SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________________ to __________________

                                                     Commission file number: 333-87224

                                                           BAYVIEW CORPORATION

                                                (Name of small business issuer in its charter)

            Nevada                                                                                           98-0380519

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

                                                                1859 Spyglass Place, Suite 110

                                                  Vancouver,  British Columbia, Canada  V5Z 4K6

                                                         (Address of principal executive offices)

                                                                             (778) 837-8788

                                                                    Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

                     Title of each class                                                     Name of each exchange on which

                     to be so registered                                                          each class is to be registered

                              None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

                                                                              Common Stock

                                                                              (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes                                       No __X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          Yes      X                               No _____

State issuer’s revenues for its most recent fiscal year:

    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                                              $1,111,250 as at October 12, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                                      3,272,500 shares of common stock as at October 12, 2004

#

                                                                  TABLE OF CONTENTS

              Page

ITEM 1:  DESCRIPTION OF BUSINESS

4

ITEM 2:  DESCRIPTION OF PROPERTY

13

ITEM 3:  LEGAL PROCEEDINGS

13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

13

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

14

ITEM 7:  FINANCIAL STATEMENTS

16

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                   FINANCIAL DISCLOSURES

25

ITEM 8A:  CONTROLS AND PROCEDURES………………………………………………………….25

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

25

ITEM 10:  EXECUTIVE COMPENSATION

27

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

27

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

27

ITEM 13:  EXHIBITS AND REPORTS

28

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES…………………………………..… 28

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage mining company.  An exploration stage mining company acquires interests in mineral properties that do not have any proven quantities of mineralization.  As such, we intend to acquire mineral properties and conduct exploration work on them to determine if they contain enough precious metals, such as gold and silver, or industrial metals, such as copper and zinc, to potentially operate as a mine.

We have entered into a mineral property option agreement whereby we may acquire an 85% interest in a total of two mineral claims, comprising 13 claim units located in the Sudbury Mining District, McLennan Township, Province of Ontario, Canada.  These claims are known as the Mac Len Property.

Our plan of operation is to conduct exploration work on the Mac Len Property in order to ascertain whether it possesses commercially exploitable quantities of copper, nickel or platinum group metals. A property possesses commercially exploitable quantities of mineralization if a qualified geologist determines that it would be economical to commence mining operations on a property to extract the minerals from the surrounding rock.

There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists on the Mac Len Property until appropriate exploratory work is conducted and a final evaluation as to the economic and legal feasibility is determined.

Economic evaluation to determine economic feasibility will only occur if significant mineralization is discovered on one of our properties.  If warranted, we will hire an engineering firm specializing in the economic evaluation process.

One or more qualified geologists that we will retain will conduct the first phase of exploration on the Mac Len Property. At present, we have not engaged the services of any geologist to perform the recommended exploration program.

Mac Len Property Option Agreement

We have obtained the option to acquire an 85% interest in the Mac Len Property two mineral claims. This property is known as the Mac Len Property.

The Mac Len Property is subject to a 1% net smelter returns royalty in favor of the registered and beneficial owner of the claims, Mr. Terry Loney.  A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

We acquired our interest in the Mac Len Property pursuant to an agreement dated November 28, 2002 between Terry Loney and us. Terry Loney holds the exclusive right to explore and extract minerals from the Mac Len Property. We paid cash consideration to Terry Loney for the grant of the option in the amount of $8,500 on November 28, 2002. The option agreement was negotiated as an arm’s length transaction. It provided that in order for us to earn an undivided 85% interest in the Mac Len Property, we must:

(a)  pay Terry Loney $8,500 (which we paid upon the execution of the option agreement);

(b)  incur an aggregate of $215,800 in exploration expenditures on the Mac Len Property within the following periods:

            (1)   a minimum of $24,600 by November 30, 2003; and

            (2)   a further minimum of $191,200 by November 30, 2004.

On November 13, 2003, we amended the exploration expenditure terms of our agreement with Terry Loney so that they are now as follows:

            (1)  a minimum of $24,600 by November 30, 2004; and

            (2)  a further minimum of $179,200 by November 30, 2005.

To date, we have incurred $19,100 in exploration expenditures on the Mac Len Property.  Of this, $1,500 was used to commission a geological report on the property that recommended additional exploration work.  The remaining were spent on linecutting and trenching.  In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Terry Loney the cash difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred.  In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in the subsequent period.

If we fail to make any required payment, or incur any required exploration expenditures, our option will terminate and we will have no further rights to the Mac Len Property.  Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property.  In addition, until we have secured an 85% interest in the Mac Len Property, we are obligated to maintain the Mac Len Property in good standing by:

  (A) completing and filing assessment work or making of payments in lieu thereof; and

  (B) performing all other actions necessary to keep the Mac Len Property free and clear of all liens and other charges.

All payments necessary to maintain the Mac Len Property in good standing with the Province of Ontario for the next twelve-month period have been made.

Description of the Mac Len Property

The Mac Len Property comprises 13 mining claim units totaling 210.6 hectares located in the Sudbury Mining Division, McLennan Township, of Ontario, Canada.  The units are covered by claims numbered 3004254 and 3004255.  The property is not subject to an underlying agreement or interest.

Mr. Terry Loney staked and recorded the claims in September 2002 and has optioned them to us upon the terms described under the section entitled “Mac Len Property Option Agreement” above.

Staking typically involves placing wooden posts at claims boundaries. In Ontario, this is a requirement for obtaining mineral rights with respect to the claims.  Re-staking involves the same process, but occurs after the claims have lapsed.  This happens when the previous owner has failed to spend a certain amount of funds on exploration of the claims within a certain time period as required by law.

In order to keep the Mac Len Property in good standing with the Ontario Ministry of Northern Development and Mines, we must conduct at least $8,800 in exploration work on the claims by October 31, 2004.  Otherwise, the claims will expire on this date.

When mineral claims are in “good standing”, this means that we maintain our right to explore and extract minerals from the claims.  If we fail to keep the claims in good standing, then another person make re-stake the claims and acquire the interest in the claims that we previously owned.

Location and Access of the Mac Len Property

The Maclennan Township area is located approximately 27 kilometres to the northeast of the city of Sudbury. The claim block that comprises the property can be reached from a regional road by following an abandoned railway right-of-way that now forms part of the Trans-Canada Trail.  There are no mining or exploration facilities erected on the claims comprising the Mac Len property.  There are no conditions that hamper our ability to access the property.

History of the Mac Len Property

After the discovery of silver mineralization to the north of the Mac Len Property in the Gowganda area, much of the region was prospected in an attempt to locate additional metal deposits. Considerable exploration also occurred after the discovery of major copper nickel deposits in Maclennan and Falconbridge Townships.  Much of the exploration in the region has focused on targets for copper and nickel mineralization.

The only recorded work over the Mac Len Property area is airborne geophysical surveys carried out by the Canadian Nickel Company Ltd. in 1981. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.  No anomalies of significance were reported as a result of the airborne geophysical surveys conducted on the Mac Len Property.

Undocumented exploration work by Falconbridge Limited and Inco Limited has been conducted over the property area and environs. This work is believed to have consisted of airborne and ground geophysical surveys, geological mapping and sampling. Geochemical surveys involve using chemical tests in the search for mineral deposits by analyzing stream or lake sediments, natural waters, soil, rocks or vegetation for unusually high traces of metals.  It is estimated that the total apportioned cost of these programs would have exceeded $100,000. The results of this work are not in the public domain.

Geological Report: Mac Len Property

We have obtained a geological evaluation report on the Mac Len Property that was prepared by John M. Siriunas of Milton, Ontario, Canada. We paid Mr. Siriunas $1,500 in order to commission the report.

Mr. Siriunas holds a Bachelor of Applied Science degree in Geological Engineering (1976) and a Master of Applied Science Degree in Applied Geology (1979) from the University of Toronto.  He is registered as a Professional Engineer in the Province of Ontario and possesses a Certificate of Authorization for the practice of professional engineering.  He has practised his profession as an engineer and consultant continuously since 1979.

We intend to retain Mr. Siriunas on an as needed basis to oversee the exploration programs on the Mac Len Property.  Currently, Mr. Siriunas is not providing any consulting services to us.   He is presently being apprised of the ongoing exploration program.  There is no compensation for this supervision.  We do not have a written consulting agreement with him.

Mr. Siriunas’ geological report summarizes the results of the prior exploration of the Mac Len Property described above and the geological formations on the property that were identified as a result of this prior exploration.

In his geological report, Mr. Siriunas recommends proceeding with a two-phase, staged exploration program on the Mac Len Property based on his conclusion that prospecting, geophysical surveys and soil and rock sampling are the exploration techniques that have been the most successful in locating copper, nickel and platinum group metal mineralization in the region.

The initial phase of the recommended geological work program is comprised of geological review and geophysical surveys on the Mac Len Property in order to make a preliminary assessment of mineralization.  A estimated budget of $24,600 is required to support this initial geological work program.  The components of the budget for this initial geological work program are as follows:

PHASE 1

Linecutting        22 km @ $260/km       $ 5,720

Geophysics

Magnetics,

VLF-EM surveys 20 km @ $150/km     $ 3,300

Geophysical consulting

and interpretation                                   $ 1,530

Prospecting

Field work       30 days @ $US135/day  $ 4,050

Trenching                                              $ 5,800

Analyses                                               $ 2,000

Contingencies                                       $ 2,200

Total Phase 1                                       $24,600

Linecutting involves involves removing bush from the property in order to produce straight clearings.  This provides boundaries for geophysical and other surveys.

Magnetic surveys involve measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.

VLF, or very low frequency, surveys use radio waves to determine whether rocks on a mineral property conduct electricity.  Almost all of the precious and base metals that the Company seeks are above average conductors of electricity and will affect VLF readings.

EM, or electro-magnetic, surveys involve measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

Trenching involves removing surface soil using a backhoe or bulldozer.  Samples are then taken from the bedrock below and analysed for mineral content.

Mr. Siriunas recommended that the second phase of the exploration program consist of drilling and sampling. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths.  Pieces of the rock obtained, known as drill core, are analysed for mineral content.  The drill core is sent to a laboratory where it is crushed and analysed for metal content.

This second phase of the geological work program is estimated to require a budget of $191,200. Mr. Siriunas concluded in his geological report that the decision to proceed with phase two of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the phase one exploration program.  This will be based upon our review of the results with Mr. Siriunas.  In making the decision, we and Mr. Siriunas will assess the potential of the claims to contain economic quantities of copper, nickel and platinum group metals.  Specifically, we will assess the potential for the Mac Len property to operate as a profitable mine given the grades and amount of mineralization discovered on the property in the first phase of exploration.

In order to justify proceeding with phase two of the proposed exploration program on the Mac-Len property, we will need to recover trenching samples with combined nickel and copper content of at least 1% or platinum group metal content of as least 0.25 ounces per ton.  If this mineral content is absent from the property, then we would only proceed with further exploration if the magnetic, VLF or EM surveys encountered strong readings that suggest the potential presence of mineralization at greater depth.

If we do not discover significant mineralization in the samples recovered and the other surveys are not encouraging, we will not proceed with phase two of the proposed exploration program.  We will then use our remaining operating capital, if any, to obtain an option or options on other mineral claims.  Funds will then be used to conduct mineral exploration activities on those claims.  It is likely we will need further financing to pay for that exploration.

A summary of the work comprising phase two is as follows:

PHASE 2

Geology

Mobilization/demobilization                            $ 2,500

Mapping, sampling                                         $18,000

Field support                                                   $ 7,500

Equipment, supplies, consumables                   $ 3,000

Geochemical analyses                                      $ 3,200

Compilation, reporting, interpretation               $ 5,000

Geochemistry

Sampling                                                         $ 9,000

Analyses                                                         $14,500

Reporting, interpretation                                   $ 5,000

Drilling 1350 meter @ $70/meter                     $94,500

Contingencies                                                   $17,000

Grand Total Phase 1 and Phase 2                $215,800

We have decided to accept the recommendation of the geological report and have proceeded with this initial geological work program.  We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program.  If we complete both phases of the exploration program and the results of these efforts are positive, we will still have to undertake additional exploration based upon recommendations from a geologist.

Competition

The mineral industry is intensely competitive in all its phases.  In the Sudbury Mining District where the Mac Len Property is located, numerous mineral exploration companies are active including Crowflight Minerals Inc., Millstream Mines Ltd., Aurora Platinum Corp., Gold Corp., Mustang Minerals Corp., Falconbridge Ltd. and International Inco. We compete with these companies in acquiring additional mineral claims in the area and in the recruitment and retention of qualified employees and contractors.

Most of these companies possess greater financial resources than us.  We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history. These include retaining qualified personnel to undertake work programs on our property interests, competing with other companies to review and acquire interests in suitable mineral properties and arranging funding to cover the costs will incur in exploring mineral properties.

We intend to compete with larger mining companies by relying on key contacts such as Mr. John Siriunas, our consulting geologist, and Mr. Terry Loney, the vendor of the Mac Len property, to oversee work programs on our mineral property and to identify future prospects.  We will also rely on the ability of our directors to raise funds for our business activities.

There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Ontario Mining Act.  We will be required to obtain work permits from the Ministry of Northern Development and Mines for any exploration work that results in a physical disturbance to the land. We will be required to obtain additional work permits if we proceed with the second phase of our exploration program. There is no charge to obtain a work permit under the Mining Act.  We will incur the expense of our consulting geologist to prepare the required submission to the Ministry of Northern Development and Mines.  As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we may be required to post small bonds and file statements of work with the Ministry of Northern Development and Mines.  We will be required by the Environmental Regulations Act to conduct remediation on any work that results in physical disturbance to the land.  The cost of remediation work will vary according to the degree of physical disturbance.

In addition, we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken.  The costs of complying with environmental regulations will likely be less than $1,000 through phase two.  Because these costs are nominal, we have not budgeted for regulatory compliance costs in the proposed exploration programs recommended by the geological reports.

Employees

We have no employees as of the date of this annual report other than our two Directors. All directors are part-time employees, with Mr. Ng contributing his time on an as needed basis and Mr. Federico spending 25% of his time managing our affairs.

Research and Development Expenditures

We have not incurred any exploration expenditures to date.  We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

Any investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all of our exploration obligations under our option agreement to acquire an 85% interest in the Mac Len Property.  Therefore, we will need to obtain additional financing in order to complete our business plan.

As of May 31, 2004, we had cash in the amount of $27,246.  While we have sufficient funds to complete the $24,600 phase one recommended exploration program on the Mac Len Property by the agreement deadline of November 30, 2004, we will require additional financing to expend a further minimum of $179,200 on the property by November 30, 2005 in order to exercise our option.

WE HAVE ONLY RECENTLY COMMENCED OPERATIONS AND HAVE NO INCOME.  IF WE ARE UNABLE TO GENERATE INCOME, OUR BUSINESS WILL FAIL.

We have only recently commenced business operations.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our business plan calls for significant expenses in connection with the exploration of the Mac Len Property.  We will also require additional financing if the costs of exploration are greater than anticipated.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, nickel and platinum group metals and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in the Mac Len Property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED EXPLORATION REQUIREMENTS MANDATED IN THE OPTION AGREEMENT CONCERNING THE MAC LEN PROPERTY, WE WILL LOSE OUR INTEREST IN THE PROPERTY AND OUR BUSINESS WILL FAIL.

We are obligated to incur exploration expenditures totaling $204,800 in order to exercise the option to acquire an 85% interest in the Mac Len Property. To date, we have spent $19,100 on the claims.  While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on the Mac Len Property, we will require substantial additional capital to fund the continued exploration and exercise the option. If we do not meet the exploration expenditures required by the option agreement, we will forfeit our interest in the Mac Len Property.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the Mac Len Property contains commercially exploitable reserves of copper, nickel or platinum group metals.  Exploration for minerals is a speculative venture necessarily involving substantial risk. Our exploration of the Mac Len Property may not result in the discovery of commercial quantities of ore.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RSIK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  If we realize any of the above liabilities in the course of our exploration of the Mac Len Property, we may become subject to penalties or lawsuit damages that may prevent us from pursuing our business plan, or may jeopardize all of our assets.  In such circumstances, our shareholders will lose all of their investment.  We carry no liability or other insurance for specific risks we face.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF METALS ON THE MAC LEN PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY REACH COMMERCIAL PRODUCTION AND ACHIEVE PROFITABILITY.

The Mac Len Property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Mac Len Property into commercial production.  We cannot provide investors with any assurance that we will be able to obtain such financing.

OUR INDEPENDENT ACCOUNTANT’S REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  IF WE FAIL TO CONTINUE AS A GOING CONCERN, OUR BUSINESS WILL BE UNSUCCESSFUL.

Our independent accountant's report to our audited financial statements for the period ended May 31, 2004, indicates that our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral properties.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT OBTAIN CLEAR TITLE TO THE MAC LEN PROPERTY, WE MAY LOSE OUR SOLE BUSINESS ASSET AND OUR BUSINESS MAY FAIL.

While we have taken steps to ensure that the optionor of the Mac Len Property is the registered holder of the claims, this should not be construed as a guarantee of title.  The claims may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

While our management has experience in managing mineral exploration companies, none of our directors has any technical training in the field of geology.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Luigi Federico is presently required to spend only 25% of his business time on providing management services to us. Our secretary and treasurer, Mr. Paul Ng, only provides his services to us on an as needed basis.  While both of our officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.  This could negatively impact our business development.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for the listing of our common stock on the over the counter bulletin board.  However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 1859 Spyglass Place, Suite 110, Vancouver, British Columbia, Canada. Mr. Luigi Federico, our president, provides this office space to us free of charge.

We hold the option to acquire an 85% interest in the Mac Len Property, as described in detail in this annual report  under the section entitled “Description of Business” above.  We do not own or lease any property other than our option to acquire an interest in the Mac Len Property.  The Mac Len Property comprises 13 claims units in the Sudbury Mining District of the Province of Ontario, Canada. Mr. Terry Loney is the registered owner of both the claims.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system.  While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers’ OTC Bulletin Board, there is no guarantee that we will be successful.

We had 43 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We anticipate proceeding with phase two of the exploration program in the spring of 2005. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.  We have sufficient cash on hand in order to complete the first phase work program on the property.

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

Results of Operations for the Fiscal Year Ended May 31, 2004

We did not earn any revenues during the fiscal year ended May 31, 2004.   We have only recently commenced business operations and we can provide no assurance that we will discover commercially exploitable levels of mineral deposits on our property when we do.

During the fiscal year, we incurred operating expenses in the amount of $28,562 consisting of mineral property exploration expenses on the Mac Len Property of $17,600, professional fees of $5,405, office and sundry costs of $3,930, mineral property option payments of $1,000 and filing fees of $627.

At May 31, 2004, we had cash on hand of $27,246 and accounts payable and accrued liabilities of $1,620.

ITEM 7:  FINANCIAL STATEMENTS

BAYVIEW CORPORATION

(An Exploration Stage Company)

                                                      FINANCIAL STATEMENTS

MAY 31, 2004

(Stated in U.S. Dollars)

#

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Bayview Corporation

(An Exploration Stage Company)

We have audited the balance sheets of Bayview Corporation (an exploration stage company) as at May 31, 2004 and 2003, and the statements of operations, cash flows, and stockholders’ equity for the year ended May 31, 2004, and for the period from inception, September 5, 2002, to May 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and 2003, and the results of its operations and cash flows for the year ended May 31, 2004, and for the period from inception, September 5, 2002, to May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $52,874 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.

                        /s/ Morgan & Company

September 2, 2004

Chartered Accountants

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

BALANCE SHEET

(Stated in U.S. Dollars)

	MAY 31
	2004	2003

ASSETS

Current
Cash	$27,246	$54,613
Prepaid expenses	-	325

	$27,246	$54,938

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,620	$750

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
3,272,500 common shares	3,273	3,273

Additional paid-in capital	75,227	75,227

Deficit Accumulated During The Exploration Stage	(52,874)	(24,312)
	25,626	54,188

	$27,246	$54,938

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

                                                 STATEMENT OF OPERATIONS

(Stated in U.S. Dollars)

		PERIOD FROM
		DATE OF
		INCEPTION
	YEAR	SEPTEMBER 5
	ENDED	2002 TO
	MAY 31	MAY 31
	2004	2003

Expenses
Consulting fees	$-	$6,000
Office and sundry	3,930	912
Filing fees	627	2,175
Professional fees	5,405	5,225
Mineral property option payments (Note 3)	1,000	8,500
Mineral property exploration expenditures	17,600	1,500

Loss For The Period	$28,562	$24,312

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,272,500	2,404,925

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

                                                STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

		PERIOD FROM
		DATE OF
		INCEPTION
	YEAR	SEPTEMBER 5
	ENDED	2002 TO
	MAY 31	MAY 31
	2004	2003

Cash Flows From Operating Activities
Loss for the period	$(28,562)	$(24,312)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	325	(325)
Accounts payable and accrued liabilities	870	750
	(27,367)	(23,887)

Cash Flows From Financing Activity
Share capital issued	-	78,500

Increase In Cash	(27,367)	54,613

Cash, Beginning Of Period	54,613	-

Cash, End Of Period	$27,246	$54,613

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

                                     STATEMENT OF STOCKHOLDERS’ EQUITY

                                                                 MAY 31, 2004

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, September 5, 2002	-	$-	$-	$-	$-

October 2002 – Shares issued for cash at $0.001	1,000,000	1,000	-	-	1,000

November 2002 – Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000

January 2003 – Shares issued for cash at $0.20	262,500	263	52,237	-	52,500

February 2003 – Shares issued for cash at $0.50	10,000	10	4,990	-	5,000

Net loss for the period	-	-	-	(24,312)	(24,312)

Balance, May 31, 2003	3,272,500	3,273	75,227	(24,312)	54,188

Net loss for the year	-	-	-	(28,562)	(28,562)

Balance, May 31, 2004	3,272,500	$3,273	$75,227	$(52,874)	$25,626

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                                   MAY 31, 2004

(Stated in U.S. Dollars)

1.

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

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $52,874 for the period from September 5, 2002 (inception) to May 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                                    MAY 31, 2004

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)

Use of Estimates

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

c)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At May 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

#

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                                    MAY 31, 2004

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.

MINERAL PROPERTY INTEREST

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

4.

CONTINGENCY

Mineral Property

The Company’s mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name

Age

Position with Registrant

        Served as a Director or

Officer Since

Luigi Federico                                64

President, chief executive             June 13, 2003

officer and director

Paul Ng                                          45                       Secretary, treasurer,                     September 5, 2002

                                                                                  principal accounting officer

                                                                                  and director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Luigi Federico:  Mr. Federico has acted as our president and as our director since June 13, 2003.  Currently, he spends approximately 25% of his business time managing and tending to our affairs.  In 1972, Mr. Federico received a certificate for completion of a three year Business Management program.  He also received a diploma in prospecting and mining from the British Columbia & Yukon Chamber of Mines in 1988.  Since March 1982, Mr. Federico has operated Federico Enterprises Ltd., a private British Columbia company involved in real estate development.  The company’s primary asset is a land leased to the OK Corral located in Kelowna, British Columbia.

Paul Ng: Mr. Ng has acted as our, secretary, treasurer and as a director since our inception on September 5, 2002. Currently, Mr. Ng is only required to devote his business time to use on an as needed basis.  From February 1992 to July 2001, Mr. Ng acted as owner/operator of Win City Courier.  Since July 2001, has worked in operations with TNT World Wide Courier.  Both companies are involved in package transport and delivery.  He also acted as a director of Hart Minerals from April 1982 to May 1985 and a director of Kaliber Resources from October 1982 to February 1986. Both of these companies were involved in the exploration of mineral properties.

Neither of our directors have any professional or technical credentials related to mineral exploration or mining.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                   Number     Transactions   Known Failures

                                                                    Of  late      Not Timely     To File a

Name and principal position                       Reports     Reported        Required Form

-------------------------------------------          -----------    ---------------   ---------------------

Luigi Federico

0                 0                       1

(President and director)

Paul Ng

0                 0                       1

(Secretary, Treasurer

and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2004.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Luigi Federico	President	2004	$0	0	0	0	0	0	0
Randy White	Secretary/Treasurer	2004	$0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 5 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                                                      AMOUNT AND

        NAME AND ADDRESS              NATURE OF

TITLE OF CLASS    BENEFICIAL OWNER    BENEFICIAL OWNERSHIP    PERCENT OF CLASS

Common                      Luigi Federico                                 550,000                                   16.8%

                                       3055 Dutchess Avenue

                                    North Vancouver, British Columbia

                                    Canada

Common                      Paul Ng                                           500,000                                   15.3%

                                       200-675 West Hastings Street

                                    Vancouver, British Columbia

                                    Canada

DIRECTORS AND

OFFICERS AS A

GROUP                                                                             1,050,000                                 32.1%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

   3.1     Articles of Incorporation*

   3.2     By-Laws*

 10.1     Mineral Property Option Agreement**

 10.2     Mineral Property Option Extension Agreement**

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

             Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

*          Filed as an exhibit to our registration statement on Form SB-2 dated July 21, 2003

**        Filed as an exhibit to our registration statement on Form SB-2 dated November 14, 2003

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Morgan & Company, Chartered Accountants, billed the following fees for the services indicated during the noted periods:

                                                                  Fiscal year ended                         Fiscal year ended

                                                                    May 31, 2003                               May 31, 2004

Audit fees

                        $3,260                                          $2,285

Audit-related fees                                                Nil                                                Nil

Tax fees                                                               Nil                                                Nil

All other fees                                                       Nil                                                Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYVIEW CORPORATION

By

/s/ Luigi Federico

Luigi Federico

President, CEO & Director

Date: October 12, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Luigi Federico_______

Luigi Federico

President, CEO & Director

Date: October 12, 2004

By

/s/ Paul Ng      _________

Secretary, Treasurer, Principal

                Accounting Officer and Director

Date: October 12, 2004

#