Form 10QSB
period 2004-08-31
BAYVIEW CORP
filed 2004-11-19
CIK 1223533

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended  August 31, 2004

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

90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,272,500 shares of $0.001 par value common stock outstanding as of November 15, 2004.

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	AUGUST 31	MAY 31
	2004	2004

ASSETS

Current
Cash and cash equivalents	$27,246	$27,246

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,616	$1,620

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
3,272,500 common shares	3,273	3,273

Additional paid-in capital	75,227	75,227

Deficit Accumulated During The Exploration Stage	(53,870)	(52,874)
	24,630	25,626

	$27,246	$27,246

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

		PERIOD FROM
		DATE OF
	THREE	INCEPTION
	MONTHS	SEPTEMBER 5
	ENDED	2002 TO
	AUGUST 31	AUGUST 31
	2004	2004

Expenses
Consulting fees	$-	$6,000
Office and sundry	1	4,843
Filing fees	36	2,838
Professional fees	959	11,589
Mineral property option payments (Note 4)	-	9,500
Mineral property exploration expenditures	-	19,100

Loss For The Period	$996	$53,870

Basic And Diluted Loss Per Share	$(0.01)

Weighted Average Number Of Shares Outstanding	3,727,500

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

		PERIOD FROM
		DATE OF
	THREE	INCEPTION
	MONTHS	SEPTEMBER 5
	ENDED	2002 TO
	AUGUST 31	AUGUST 31
	2004	2004

Cash Flows From Operating Activities
Loss for the period	$(996)	$(53,870)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	996	2,616
	-	(51,254)

Cash Flows From Financing Activity
Share capital issued	-	78,500

(Decrease) Increase In Cash	-	27,246

Cash, Beginning Of Period	27,246	-

Cash, End Of Period	$27,246	$27,246

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of August 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the May 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $53,870 for the period from September 5, 2002 (inception) to August 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

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

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated November 28, 2002 and amended November 13, 2003, to acquire an 85% interest in two mineral claims located in the Sudbury Mining District in Ontario, Canada.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

Our current business plan is to complete the initial phase of exploration on the Mac Len Property in order to determine whether or not it contains economic quantities of valuable metals.  We anticipate that phase one of the recommended geological exploration program will cost approximately $24,600 on the Mac Len Property.  To date, we have spent $19,100 on this program.

Specifically, we anticipate spending the following over the next 12 months:

*         $5,000 on legal fees

*         $5,000 on accounting and audit fees

*         $2,500 on EDGAR filing fees

*         $1,000 on Transfer Agent fees

*         $10,000 on general administration costs

*         $5,500 on exploration expenses necessary to complete the balance of the phase one exploration program on the Mac Len Property,

          as recommended by Mr. John M. Siriunas, the author of the

          geological report respecting the property

Total expenditures over the next 12 months are therefore expected to be approximately $29,000.

We are able to complete phase one of the exploration program on the Mac Len Property without additional financing.  However, we will need additional funds in order to cover anticipated administrative expenses.

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

We anticipate completing the phase one exploration program on the Mac Len property by the option agreement deadline of November 30, 2004 in order to keep our option respecting the property in good standing.

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

Results Of Operations For Period Ending August 31, 2004

We did not earn any revenues during the three-month period ending August 31, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of the Mac Len Property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $996 during the three-month period ended August 31, 2004.  This amount consisted of professional fees of $959, filing fees of $36 and office and sundry costs of $1.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At August 31, 2004, we had cash on hand of $27,246 and accounts payable and accrued liabilities of $2,616.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended May 31, 2004.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer at the time.

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

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended August 31, 2004.

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

There were no reports filed on Form 8-K during the period ended August 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bayview Corporation

/s/ Luigi Federico

------------------------------

Luigi Federico, President