Form 10QSB
period 2004-11-30
BAYVIEW CORP
filed 2005-02-14
CIK 1223533

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended  November 30, 2004

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

90 days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,272,500 shares of $0.001 par value common stock outstanding as of February 9, 2005.

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	NOVEMBER 30	MAY 31
	2004	2004

ASSETS

Current
Cash and cash equivalents	$25,182	$27,246

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,416	$1,620

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
3,272,500 common shares	3,273	3,273

Additional paid-in capital	75,227	75,227

Deficit Accumulated During The Exploration Stage	(58,734)	(52,874)
	19,766	25,626

	$25,182	$27,246

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					SEPTEMBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2004	2003	2004	2003	2004

Expenses
Consulting fees	$-	$-	$-	$-	$6,000
Filing fees	-	-	36	302	2,838
Mineral property exploration expenditures	-	7,600	-	12,600	19,100
Mineral property option payments (Note 4)	2,000	1,000	2,000	1,000	11,500
Office and sundry	-	2,935	1	3,159	4,843
Professional fees	2,864	1,130	3,823	3,600	14,453

Loss For The Period	$4,864	$12,665	$5,860	$20,661	$58,734

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,272,500	3,272,500	3,272,500	3,272,500

BAYVIEW CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					SEPTEMBER 5
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Loss for the period	$(4,864)	$(12,665)	$(5,860)	$(20,661)	$(58,734)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	2,800	815	3,796	565	5,416
	(2,064)	(11,850)	(2,064)	(20,096)	(53,318)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	78,500

(Decrease) Increase In Cash	(2,064)	(11,850)	(2,064)	(20,096)	25,182

Cash, Beginning Of Period	27,246	46,367	27,246	54,613	-

Cash, End Of Period	$25,182	$34,517	$25,182	$34,517	$25,182

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of November 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the May 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $58,734 for the period from September 5, 2002 (inception) to November 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

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

NOVEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

On November 30, 2004, the Company further amended the agreement to cancel the $24,600 expenditures requirement originally prescribed.  In addition, the Company had paid $19,100 to date and is required to make additional payments as follows:

-

$2,000 upon execution of the amending agreement;

-

Monthly payments of $2,000 for 12 months commencing on January 3, 2005.

BAYVIEW CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

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

Plan of Operation

During the interim period ended November 30, 2004, we amended our option agreement whereby we were entitled to acquire a 85% interest, subject to a 1% net smelter returns royalty, in two mineral claims located in the Sudbury Mining District, McLennan Township, Province of Ontario, Canada.

On January 3, 2005, we were required to pay an additional $2,000 in order to keep the option respecting the Mac Len property in good standing.  However, we were unable to make this payment and the option is no longer in good standing.

Our plan of operation for the twelve months following the date of this quarterly report is to review and consider alternative asset acquisition opportunities.  We anticipate that the review of various resource property acquisition opportunities will cost approximately $5,000.  As well, we anticipate spending an additional $20,000 on administrative costs, including professional and other fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $25,000.

We currently do not have cash on hand in order to complete our review of additional assets and to cover anticipated administrative expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we have no arrangements in place for any future equity financing.

Results Of Operations For Period Ending November 30, 2004

We did not earn any revenues during the three-month period ending November 30, 2004.  We incurred operating expenses in the amount of $5,860 during the six-month period ended November 30, 2004.  This amount consisted of professional fees of $3,823, mineral property option payments of $2,000, filing fees of $36 and office and sundry costs of $1.

Operating expenses for the six-month period ended November 30, 2004 ($5,860) decreased substantially as compared to the same period in the previous fiscal year ($20,661).  The primary reasons for the decrease in operating expenses were a decrease in mineral property exploration expenditures from $12,600 in fiscal 2003 to NIL in fiscal 2004, as well as a decrease in office and sundry costs from $3,159 in fiscal 2003 to $1 in fiscal 2004.

We have not attained profitable operations and are dependent upon obtaining financing in order to proceed with any asset acquisition.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

At November 30, 2004, we had cash on hand of $25,182 and accounts payable and accrued liabilities of $5,416.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end at November 30, 2004.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended November 30, 2004.

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

There were no reports filed on Form 8-K during the period ended November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bayview Corporation

/s/ Luigi Federico

------------------------------

Luigi Federico, President