Form 10QSB/A
period 2004-11-30
BAYVIEW CORP
filed 2005-02-18
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB/A
                                  Amendment #1


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

                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                NOVEMBER 30, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------------- ------------------ -----------------
                                                                                   NOVEMBER 30          MAY 31
                                                                                      2004               2004
------------------------------------------------------------------------------- ------------------ -----------------
ASSETS

Current
     Cash and cash equivalents                                                  $       25,182     $      27,246
=============================================================================== === ============== == ==============

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        5,416     $       1,620
                                                                                --- -------------- -- --------------

STOCKHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 common shares, par value $0.001 per share
          10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
            3,272,500 common shares                                                      3,273             3,273

     Additional paid-in capital                                                         75,227            75,227

Deficit Accumulated During The Exploration Stage                                       (58,734)          (52,874)
                                                                                --- -------------- -- --------------
                                                                                        19,766            25,626
                                                                                --- -------------- -- --------------

                                                                                $       25,182     $      27,246
=============================================================================== === ============== == ==============




                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------- ------------------ ------------------- ------------------- ------------------- --------------
                                                                                                                         CUMULATIVE
                                                                                                                        PERIOD FROM
                                                                                                                          DATE OF
                                                                                                                         INCEPTION
                                                                                                                        SEPTEMBER 5
                                                THREE MONTHS ENDED                       SIX MONTHS ENDED                 2002 TO
                                                    NOVEMBER 30                            NOVEMBER 30                  NOVEMBER 30
                                             2004                2003                2004                2003               2004
-------------------------------------- ------------------ ------------------- ------------------- ------------------- --------------

Expenses
     Consulting fees                   $         -        $          -        $          -        $         -         $      6,000
     Filing fees                                 -                   -                       36                302           2,838
     Mineral property exploration
       expenditures
                                                 -                    7,600              -                  12,600          19,100
     Mineral property option
       payments (Note 4)                          2,000               1,000               2,000              1,000          11,500
     Office and sundry                           -                    2,935                   1              3,159           4,843
     Professional fees                            2,864               1,130               3,823              3,600          14,453
                                       -- --------------- --- --------------- --- --------------- -- ---------------- -- -----------

Loss For The Period                    $          4,864   $          12,665   $           5,860   $         20,661    $     58,734
====================================== == =============== === =============== === =============== == ================ == ===========


Basic And Diluted Loss Per Share
                                       $         (0.01)   $          (0.01)   $          (0.01)   $         (0.01)
====================================== == =============== === =============== === =============== == ================


Weighted Average Number Of Shares
  Outstanding
                                              3,272,500           3,272,500           3,272,500          3,272,500
====================================== == =============== === =============== === =============== == ================


                               BAYVIEW CORPORATION
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------- -------------- ---------------- -------------- ---------------- ----------------
                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                        DATE OF
                                                                                                                       INCEPTION
                                                                                                                      SEPTEMBER 5
                                                          THREE MONTHS ENDED               SIX MONTHS ENDED             2002 TO
                                                             NOVEMBER 30                     NOVEMBER 30              NOVEMBER 30
                                                        2004            2003            2004            2003              2004
--------------------------------------------------- -------------- ---------------- -------------- ---------------- ----------------

Cash Flows From Operating Activities
     Loss for the period                            $     (4,864)  $     (12,665)   $     (5,860)  $    (20,661)    $     (58,734)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activities
     Accounts payable and accrued liabilities
                                                           2,800             815           3,796            565             5,416
                                                    -- ----------- --- ------------ -- ----------- -- ------------- -- -------------
                                                          (2,064)        (11,850)         (2,064)       (20,096)          (53,318)
                                                    -- ----------- --- ------------ -- ----------- -- ------------- -- -------------

Cash Flows From Financing Activity
     Share capital issued                                   -               -               -              -               78,500
                                                    -- ----------- --- ------------ -- ----------- -- ------------- -- -------------

(Decrease) Increase In Cash                               (2,064)        (11,850)         (2,064)       (20,096)           25,182

Cash, Beginning Of Period                                 27,246          46,367          27,246         54,613             -
                                                    -- ----------- --- ------------ -- ----------- -- ------------- -- -------------

Cash, End Of Period                                 $     25,182   $      34,517    $     25,182   $     34,517     $      25,182
=================================================== == =========== === ============ == =========== == ============= == =============

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