Form 10QSB
period 2005-02-28
XPENTION GENETICS INC
filed 2005-04-21
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 28, 2005
                                      -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-107179
                            -----------------


                             XPENTION GENETICS, INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


                               BAYVIEW CORPORATION
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)



          Nevada                                         98-0380519
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

10965 Elizabeth Drive
Conifer, CO                                               80433
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (303) 908-4900
                                                ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,372,500 shares of $0.001 par value common stock outstanding as of April 14, 2005.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------------- ------------------
                                                                                   FEBRUARY 28
                                                                                      2005
------------------------------------------------------------------------------- ------------------
ASSETS
Current
     Cash and cash equivalents                                                  $          387
=============================================================================== === ==============
LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        1,795
                                                                                --- --------------
STOCKHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 common shares, par value $0.001 per share
          10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
            3,272,500 common shares                                                      3,273

     Additional paid-in capital                                                         75,227
Deficit Accumulated During The Exploration Stage                                       (79,908)
                                                                                --- --------------
                                                                                        (1,408)
                                                                                --- --------------

                                                                                $           387
=============================================================================== === ==============


                             See accompanying notes



                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------- ------------------ ------------------- -------------------  --------------
                                                                                                   CUMULATIVE
                                                                                                  PERIOD FROM
                                                                                                    DATE OF
                                                                                                   INCEPTION
                                                                                                  SEPTEMBER 5
                                        THREE MONTHS ENDED                NINE MONTHS ENDED         2002 TO
                                             FEBRUARY 28                     FEBRUARY 28          FEBRUARY 28
                                                2005                             2005
----------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                 $      15,000                        $     15,000        $          21,000
     Filing fees                              -                                  2,802                    2,802
     Mineral property exploration
       expenditures                           -                                   -                      19,100
     Mineral property option
       payments (Note 4)                      -                                  2,000                   11,500
     Office and sundry                        -                                     37                    4,879
     Professional fees                       8,291                              12,114                   22,744
                                       ------------------                    ----------------     --------------
Currency Gain                               (2,117)                             (2,117)                  (2,117)
Loss For The Period                    $     21,174                        $    27,034            $      79,908
                                       ==================                     ===============


Basic And Diluted Loss Per Share
                                       $         (0.01)                        $     (0.01)
                                       ==================                     ===============


Weighted Average Number Of Shares
  Outstanding
                                              3,272,500                            3,272,500
                                       ==================                     ===============


                             See accompanying notes.


                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------- -------------- ---------------- ----------------
                                                                                     CUMULATIVE
                                                                                      PERIOD FROM
                                                                                        DATE OF
                                                                                        INCEPTION
                                                                                     SEPTEMBER 5
                                                          NINE MONTHS ENDED             2002 TO
                                                             FEBRUARY 28              FEBRUARY 28
                                                        2005            2004            2005
                                                   -------------- ---------------- ----------------

Cash Flows From Operating Activities
     Loss for the period                            $    (27,034)   $    (27,034)   $     (79,908)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activities
     Accounts payable and accrued liabilities               175             (250)           1,795
     Prepaid Expenses                                         -              325                -
                                                      -----------   --------------  ---------------
                                                        (26,859)         (26,949)         (78,113)
                                                      -----------   --------------  ---------------

Cash Flows From Financing Activity
     Share capital issued                                  -               -               78,500
                                                      -----------   --------------  ---------------

(Decrease) Increase In Cash                               (26,859)        (26,949)            387

Cash, Beginning Of Period                                  27,246          54,613              -
                                                      -----------   --------------  ---------------

Cash, End Of Period                                 $        387    $      27,664    $        387
                                                      ===========   ==============  ===============


                            See accompanying notes.

                            XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited interim financial statements as of February 28, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2004 audited financial statements and notes thereto.


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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $79,908 for the period from September 5, 2002 (inception) to February 28, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


4.   MINERAL PROPERTY INTEREST

     The Company has entered into an option agreement, dated November 28, 2002 and amended November 13, 2003, to acquire an 85% interest in two mineral claims located in the Sudbury Mining District in Ontario, Canada.

     In order to earn its interests, the Company made cash payments totaling $8,500 on signing and must incur exploration expenditures totaling $203,800 as follows:

     Exploration expenditures:

     - $24,600 by February 28, 2005; - A further $179,200 by November 30, 2005.

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

                               XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.   CONTINGENCY

     Mineral Property

     The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.

6.   SUBSEQUENT EVENTS

     In February 2005, the Company entered into an Agreement and Plan of Reorganization with Xpention, Inc. whereby Xpention, Inc. shall become a wholly-owned subsidiary of the company. The agreement was approved by the shareholders of both companies and was consummated on March 18, 2005.

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

Plan of Operation

During the interim period ended February 28, 2005, the Company amended its option agreement whereby it is entitled to acquire a 85% interest, subject to a 1% net smelter returns royalty, in two mineral claims located in the Sudbury Mining District, McLennan Township, Province of Ontario, Canada.

On January 3, 2005, the Company was required to pay an additional $2,000 in order to keep the option respecting the Mac Len property in good standing. However, it was unable to make this payment and the option is no longer in good standing.

The plan of operation for the twelve months following the date of this quarterly report is to finalize the acquisition of Xpention, Inc., a biotechnology firm engaged in the development of a cancer test for canines and humans.

Results Of Operations For Period Ending February 28, 2005

The Company did not earn any revenues during the three-month period ending February 28, 2005. The Company incurred operating expenses in the amount of $21,174 during the three-month period ended February 28, 2005. This amount consisted primarily of professional fees of $8,291, consulting fees of $15,000, and currency gain of $2,117.

The Company has not attained profitable operations and is dependent upon obtaining financing in order to proceed with any asset acquisition. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

At February 28, 2005, cash on hand was $387 and accounts payable and accrued liabilities were $1,795.


Item 3.  Controls and Procedures

Evalution of Disclosure Controls

Management evaluated the effectiveness of the disclosure controls and procedures as of the end at February 28, 2005. This evaluation was conducted by the chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that is required to disclose in the reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Management does not expect that the disclosure controls or the internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of the controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to the Company is made known to management on a timely basis during the period when the reports are being prepared. There were no changes in the internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect the internal controls.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended February 28, 2005.


Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.


Item 5. Other Information

         None.


Item 6. Exhibits

31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2005

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President