Form 10QSB
period 2005-05-31
XPENTION GENETICS INC
filed 2005-09-14
CIK 1223533

FORM 10-KSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended May 31, 2005

                 Commission file number: 333-107179 & 000-51210


                             XPENTION GENETICS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                                98-0380519
------------------------                                  --------------------
(State of incorporation)                                (I.R.S. Employer Identi-
                                                        fication No.)

                    10965 Elizabeth Drive, Conifer, CO 80433
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                  Registrant's telephone number: (303) 908-4900

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None         Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0


Transitional Small Business Disclosure Format:       Yes [_]       No [X]

         Aggregate market value of the 30,792,124 voting stock held by non-affiliates of the registrant as of May 31, 2005: $32,947,574 based on the bid price at year end of $1.07 as reported by OTCBB.

     Number of authorized outstanding shares of the registrant's $.001 par value common stock, as of May 31, 2005: 56,842,500

                                TABLE OF CONTENTS

PART I                                                                     PAGE

  Item 1.   Description of Business                                          4
  Item 2.   Description of Property                                         10
  Item 3.   Legal Proceedings                                               10
  Item 4.   Submission of Matters to a Vote of Security Holders             10


PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters        10
  Item 6.   Management's Discussion and Analysis or Plan of Operation       11
  Item 7.   Financial Statements                                      F-1 - F-14
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                        15
  Item 8A.  Controls and Procedures                                         15
  Item 8B.  Subsequent Events                                               16

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               16
  Item 10.  Executive Compensation                                          17
  Item 11.  Security Ownership of Certain Beneficial Owners and Management  20
  Item 12.  Certain Relationships and Related Transactions                  20

PART IV

  Item 13.  Exhibits and Reports on Form 8-K                                21
  Item 14.  Principal Accountant Fees and Services                          21

SIGNATURES                                                                  23

CERTIFICATES

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.
------------------------------------------

COMPANY HISTORY

     The Company was incorporated in the State of Nevada, U.S.A., on September 5, 2002.

     The Company has been in the exploration or development stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the development of technology acquired under license for detection of cancer tumors. The prior business plan of mineral exploration has been abandoned.

        Xpention Genetics, Inc. is a biotechnology company that was formed to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.

        The Company owns Xpention, Inc., a wholly owned subsidiary, which has entered into the Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center which granted Xpention the exclusive rights to patented technology for the detection of cancer based on a tumor marker known as p65 which has been demonstrated to show elevated levels in the blood of canine and human cancer patients.

BACKGROUND

Cancers

        Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. If the spread is not controlled, it can result in death. Cancer is caused by both external factors (tobacco, chemicals, radiation, and infectious organisms) and internal factors (inherited mutations, hormones, immune conditions, and mutation that occur from metabolism). Causal factors may act together or in sequence to initiate or promote cancer development.

        About 1,300,000 new cases of cancer were diagnosed in 2003. This year about 550,000 Americans are expected to die of cancer, more than 1,500 people a day. Cancer is now the number 1 leading cause of death in the U.S. exceeding even heart disease in 2004. In the U.S., 1 out of every 4 deaths is attributable to cancer.

        The National Institutes of Health estimate overall costs for cancer in the year2002 at $171.6 billion. $60.9 billion for direct medical costs (total of all health expenditures) and $15.5 billion for indirect morbidity costs (cost of lost productivity due to premature death). An estimated 250,000 new cases of breast cancer in women and 220,000 new cases of prostate cancer in men occurred in 2003.

Companion Animal Cancers

        There are 65 million pet dogs and nearly 78 million pet cats in the UnitedStates, most of whom are considered part of the family. U.S. expenditure on veterinary care for pets in 2004 has grown over previous years and is esti-mated at $8.3 billion with an additional $7.9 billion in supplies and medicine (APPMA 2003/2004 National Pet Owner's Survey). Companion animals are living longer and healthier lives, but are also experiencing a higher frequency of disease. Diagnosis of disease occurs more commonly in the late stages of life.

        Cancer is the number one cause of natural death in senior dogs and cats and accounts for nearly 50% of deaths each year. One of the most common forms of canine cancer, lymphosarcoma, has an annual incidence of approximately 100,000 new cases. Dogs, in fact, experience approximately the same rate of cancer as humans do, although the prevalence is slightly lower with cats. It is notable however, that of the other common geriatric veterinary diseases (e.g. congestive heart failure, renal failure and diabetes mellitus), cancer is the most treatable. Treatments include surgery, radiation and chemotherapy. Treatment success is often a function of how progressed the cancer is at time of diagnosis.

        Given the frequency of these diseases and the lengths to which pet owners will go to keep their animals healthy and happy into their senior years, the availability of a simple screening tool and monitoring method that would detect cancers would be extremely helpful for the future of veterinary medicine. This test could be used as part of a senior wellness evaluation, or as part of routine follow-up after detecting symptoms.

INITIAL STUDY OF P65

        P65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission. Levels of p65 also appear to have a direct correlation to tumor mass.

        In an initial study performed, at The University of Texas, 67 dogs with lymphosarcoma and 14 normal dogs were evaluated for p65 levels with the following findings:

         Sensitivity:                       0.94

         Specificity:                       0.70

         Predictive Value:                  0.83
         (elevated p65 & presence of cancer)

Diagnosis Methods

        Current methods for diagnosis include costly imaging techniques and invasive procedures. Evaluation of the success of therapy is accomplished by using routine biochemistry and hematology testing, imaging and analysis of symptoms. Early detection and treatment would provide the best odds of attaining remission.

PLAN OF OPERATION

        Through its subsidiary, the Company has the rights to a genetic marker in the blood called, P65. P65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission. Levels of p65 also appear to have a direct correlation to tumor mass/ size. Initially, the Company will utilize its licensed technology to develop an immunological test for the detection of cancer in canines. The development stage of the test is anticipated to last approximately six to eight months. If develop -ment of the immunological test is successful, the Company hopes to commercial-ize the test through licens- ing the test to third parties for sale and distrib-ution.

        Simultaneously, the Company will utilize its licensed technology to attempt to develop a molecular assay for detection of cancer in both humans and canines. The molecular test would be designed to be a more sensitive test to be used both as a confirmation test as well as providing an ongoing measure of therapeutic success in canines and perhaps ultimately for cancer screening in humans. The duration of the development stage for the molecular assay is antici-pated to be approximately twelve months. If successful development of the molecular assay occurs, the Company hopes to commercialize the molecular test; however, unlike the immunological test that will be licensed, all molecular test -ing will be conducted by the Company in a CLIA-certified laboratory.

P65 THERAPEUTIC VACCINE

        Following development of the molecular assay, the company intends to pursue development of therapeutic vaccines utilizing RNAi (interference RNA) technology. Any changes in the genetic dynamic of P65 appear to steer cells toward abnormal growth resulting in tumor development. The hallmark of P65 alter -ation is a pronounced increase in the level of gene expression. Other oncogenes such as ERB2 are found to be elevated primarily in breast cancer. It has been shown that once the level of ERB2 goes back to normal, cancer growth slows down or disappears.

        Xpention's approach to vaccine development would rely on the use of RNAi technology. RNAi is a novel technique capable of manipulating the level of a target gene by "interfering" with its genetic expression. This technology has been successfully applied to a variety of genetic targets including cancer and viral genes. Xpention intends to explore and evaluate developing adenoviral vector based delivery systems that contain genetic elements unique to P65 sequences. By interfering with the genetic machine responsible for the altered levels of P65 in cancer cells, Xpention would attempt to revert or slow down the neoplastic process. An "in vitro" and mouse model for P65 related cancer growth has already been developed. The company also intends to employ the "Integrated technology platform system" (ITPS) to determine the efficacy of adenovirus vector RNAi based vaccine (AVVRNAi). Levels of p65 are measured before and at different time points after AVVRNAi injections in mice. Different dosages of vaccine would be tried to determine the proper concentrations based on the highest levels of P65 gene inhibition. The company hopes ITPS will expedite the preclinical stage of the P65 vaccine development allowing a faster and more efficient start of human clinical studies.


LICENSE TERMS

        The license of Patent #5310653, #5411868, and 5,773,215 obtained by the company from The University of Texas contains the following material terms:

         The Board of Regents of The University of Texas System, an agency of the State of Texas, through the University of Texas M.D. Anderson Cancer Center, a component institution of The University of Texas System, hereby grants to Xpention a royalty-bearing, exclusive license under inventions and discoveries by patent rights or technology rights within the licensed field, to manufacture, have manufactured, use, import, offer to sell and/or sell licensed products within licensed territory for use within licensed field. It is subject to the payment by Xpention to the University of Texas M.D. Anderson Cancer Center of $50,000, the timely payment of all amounts due under any related sponsored research agreement between University of Texas M.D. Anderson Cancer Center and Xpention in effect during the agreement, and is further subject to the following rights retained by Board of Regents and University of Texas M.D. Anderson Cancer Center to:

        (a) Publish the general scientific findings from research related to the inventions and discoveries; and

        (b) Use the inventions and discoveries for research, teaching, patient care, and other educationally-related purposes.


EMPLOYEES

     The Company is a development stage company and as of May 31, 2005 had one salaried employee. Upon the completion of its reorganization the Company's former officers resigned and President and Chief Executive Officer of Xpention Inc., David Kittrell, became the President and CEO of Xpention Genetics in February 2005. The Company expects to continue to use consultants, subcontract labor, attorneys and accountants as necessary, and may find a need to engage additional full-time employees as necessary.


RISK FACTORS

         Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to develop the Company's current business plan. The ultimate success of the Company may depend upon its ability to raise additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

         Regulation of Penny Stocks. The Company's securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-deal-ers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

         Lack of Operating History. The Company was formed in 2002 and has had a limited operating history. The acquisition of a subsidiary holding a license has provided the Company with a new opportunity for business development which carries continued special risks inherent in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         No Assurance of Success or Profitability. There is no assurance that the Company will successfully commercialize its proprietary patented technology. Even if the Company should successfully commercialize its proprietary patented technology, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

         Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Dependence upon Management. The Company currently has only two individ-uals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan.

         Indemnification of Officers and Directors. The Nevada Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

         Director's Liability Limited. The Nevada Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company employ's accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

         Competition. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company.

         No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

         Limited Public Market. There is only a limited public market for the Company's common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     Since February 2005 the Company has used office space provided by the Company's officer. The Company does not pay rent for the use of this space. The Company owns no real property.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings as of September 6, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None in fiscal year.



                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock trades on the OTC Bulletin Board under the symbol "XPNG." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended May 5, 2004                    HIGH         LOW
----------------------

First Quarter                             *             *
Second Quarter                            *             *
Third Quarter                             *             *
Fourth Quarter                            *             *


Year Ended May 5, 2005
----------------------

First Quarter                             *             *
Second Quarter                            *             *
Third Quarter                             *             *
Fourth Quarter                            $1.26         $0.88


*  No quotes

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


NUMBER OF HOLDERS

     As of May 31, 2005, there were approximately 45 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of May 31, 2005, there were approximately 56,842,500 shares of common stock outstanding on record with the Company's stock transfer agent, Holladay Stock Transfer, Inc.


DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


SALES OF UNREGISTERED SECURITIES

        The Company issued 1,100,000 shares in a Share Exchange to David Kittrell for 100% of the issued and outstanding shares of Xpention, Inc. The Company relied on Section 4(2) for an exemption from registration under the Securities Act of 1933 for the transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Xpention Genetics, Inc. ("Xpention," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Xpention's actual results to be materially different from any future results expressed or implied by Xpention in those statements. Important facts that could prevent Xpention from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

          (a)      volatility or decline of the Company's stock price;

          (b)      potential fluctuation in quarterly results;

          (c)      failure of the Company to earn revenues or profits;

          (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

          (e)      failure to commercialize its technology or to make sales;

          (f)      rapid and significant changes in markets;

          (g) litigation with or legal claims and allegations by outside parties;

          (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.

     The Company has entered into a one year Agreement with Colorado State University at Fort Collins, Colorado (CSU) whereby CSU shall perform certain research for the Company in the form of providing animal blood samples for testing for the P65 marker, with appropriate record keeping to provide accurate statistical basis of results. The Company believes this will aid in the research into the reliability of the P65 marker in detecting cancer tumor growth and development of a canine cancer detection test.

The Company's wholly-owned subsidiary, Xpention, Inc., has entered into a Patent and Technology License Agreement with the University of Texas MD Anderson Cancer Center.

The Patent and Technology License Agreement grants Xpention the exclusive right to patented technology for the detection of cancer based on a tumor marker known as p65 which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions.

The Agreement requires the company to commercialize the patented technology and pay royalties and milestone payments based on achieving sales of licensed products.

P65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission. Levels of p65 also appear to have a direct correlation to tumor mass/size. Initially, Xpention plans to utilize this licensed technology to develop an immunological test for the detection of cancer in canines. Simultaneously, the Company will utilize this licensed technology to develop a molecular assay for detection of cancer in both humans and canines.

         Management believes the summary data and audit presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.


CHANGES IN FINANCIAL CONDITION

 During FY2005 the Company embarked on a plan to identify possible acquisition opportunities following the lapse of its option on the Mac Len property due to its inability to make payments as required by the option agreement. In February 2005, the Company entered into an Agreement and Plan of Reorganization with Xpention Inc., a biotechnology company formed for the commercialization of diagnostic tests and therapeutical treatments for veterinary and human cancers. The agreement was finalized on March 18, 2005 and Xpention Inc. became a wholly-owned subsidiary of the company. In April 2005, the Company changed its name to Xpention Genetics, Inc. to reflect its new business focus.

PLAN OF OPERATION

The Company, through its wholly-owned subsidiary, holds the exclusive worldwide license for patented technology for the detection of cancer based on a tumor marker known as p65 which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. P65 is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker both for early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. Initially, the Company plans to develop an immunological test as well as a molecular assay for detection of cancer in canines. The Company also plans to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

The Company's plan of operation for the twelve-month period ending 5/31/2006 is to continue research activities currently underway for the development of both an immunological and molecular assay for canines. This research is being conducted by third parties on behalf of the Company. The Company's research and development costs through the end of the fiscal year ended May 31, 2006 based on contracts in place is projected to be in excess of $441,000; however, the Company is in negotiations for additional research contracts that will likely increase the total amount of research and development expenditures for the fiscal year ended 5/31/2006. General and administrative expenses through the end of the fiscal year ended 5/31/2006 are estimated to be approximately $196,000, consisting primarily of $96,000 in salaries, $50,000 in professional fees and $50,000 in marketing and administrative expenses. The Company is obligated to repay a note payable in the amount of $100,000 no later than November 12, 2005 unless it can negotiate an extension of the maturity date.

Although the Company will also continue to evaluate various options available for the commercialization of its products during fiscal year 2006, it is not anticipated that the Company will generate any revenues; therefore, the Company's ability to fulfill its financial obligations is dependent upon raising additional capital through the sale of its stock.


Results of Operations for the Fiscal year Ended May 31, 2005

The Company did not earn any revenues during the fiscal years ended May 31, 2004 and May 31, 2005. In early 2005, the Company abandoned its previous business focus of mineral exploration and is now devoted to commercialization of diagnostic tests for cancer and related therapeutic treatments. It is uncertain whether the Company will be successful in developing the cancer detection tests and whether it will be able to develop a commercially viable market for its products to enable the Company to generate sufficient revenues to sustain its operations. As a result, the Company's ability to continue to operate is dependent on its ability to raise additional capital through sale of its stock.

During the fiscal year ended May 31, 2005, the Company incurred expenses totaling $187,876 (including costs associated with the acquisition of Xpention Inc.) including research and development expenses in the amount of $109,891 and general and administrative expenses in the amount of $76,677. During the fiscal year ended May 31, 2004, the Company incurred expenses totaling $28,562, including mineral exploration and option payments totaling $18,600 and general and administrative expenses totaling $9,962.

At May 31, 2005, the Company had total assets of $15,422 consisting of cash on hand compared to $27,246 in total assets consisting of cash on hand at May 31, 2004. At May 31, 2005, the Company had total liabilities of $172,072 including accounts payable and accrued liabilities in the amount of $72,072, consisting primarily of accrued salary to the Company's President and Chief Executive Officer totaling $56,000, and a note payable in the amount of $100,000 due no later than November 12, 2005. At May 31, 2004 the Company had total liabilities of $1,620 in the form of accounts payable and accrued liabilities.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) at May 31, 2005 was $(156,650). There was $31,121 of cash flows used in operations during the twelve months ended May 31, 2005. The Company had $15,422 in cash at year end.

On May 31, 2005, the Company entered into a Research Agreement with AMC Cancer Research Center for research activities for the development of the p65 immunological test for canines. The estimated cost for the project is $58,946 and the agreement expires on January 30, 2006.

On May 28, 2005, the Company entered into a Research Contract with Genethera Inc. for research activities for the development of the p65 molecular assay for canines. The contract became effective on May 28, 2005 and expires on May 30, 2006 and requires payments to Genethera of $20,000 per month.

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005 and expires on July 28, 2006 and requires payments to Genethera Inc. of $10,000 per month.

On February 17, 2005, the Company's wholly-owned subsidiary Xpention, Inc. entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005. The Agreement call for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.


SUBSEQUENT EVENTS

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminates on July 1, 2006 and requires payments to CSU totaling $17,520.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continues until at least May 31, 2006. The Company granted Slaga 450,000 shares of restricted common stock as compensation for such services.

NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $81,000 as of May 31, 2005. These carry forwards will expire through 2025. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        Please refer to pages F-1 through F-14.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

        Stark Winter Schenkein & Co., LLP of Denver, Colorado was retained in 2005 as auditors for the Company for fiscal year 2005 and thereafter.

     On April 8, 2005, the Board of Directors of Xpention Genetics, Inc. (formerly Bayview Corporation) approved a change in auditors. The Board of Directors approved the dismissal of Morgan & Company Chartered Accountants as Xpention Genetics's independent public accountants and the selection of Stark, Winter, Schenkein & Co. as their replacement.

     Morgan & Company Chartered Accountants's reports on the consolidated financial statements of Xpention Genetics (formerly Bayview Corporation) for the two most recent fiscal years ended reported on by them May 31, 2004 and for the period from inception, September 5, 2002, to May 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During Xpention Genetics's (formerly Bayview Corporation) two most recent fiscal years ended May 31, 2004 and for the period from inception, September 5, 2002, to May 31, 2004, there were no disagreements between Xpention Genetics (formerly Bayview Corporation) and Morgan & Company Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Morgan & Company Chartered Accountants's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on Xpention Genetics's (formerly Bayview Corporation) consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K.

     In addition, during Xpention Genetics's (formerly Bayview Corporation) two most recent fiscal years ended May 31, 2004 and for the period from inception, September 5, 2002, to May 31, 2004, Xpention Genetics (formerly Bayview Corporation) did not consult with Stark, Winter, Schenkein & Co. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Xpention Genetics's (formerly Bayview Corporation) financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period covered by the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

         There were no changes in disclosure controls and procedures or in internal controls or in other factors that could affect disclosure controls and procedures or internal controls in the fourth fiscal quarter, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 8B. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

         None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of February 2005:


     NAME           Age          POSITION HELD                TENURE

David Kittrell      53     President, CEO, CFO, Director    Since February 2005


        The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, except that David Kittrell has a five year employment agreement (from November 1, 2004) at $8,000 per month. There is a bonus of $96,000 due if and when the Company earns $1 million net profit. The contract provides for a severance payment of two times annual salary for termination other than cause. There is no arrange-ment or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

        The directors of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.


BIOGRAPHICAL INFORMATION

        DAVID KITTRELL, President

        Mr. Kittrell received his B.A. in Economics from Davidson College in North Carolina in 1974. He received his Master of Arts in Economics from the University of Miami in 1978. Mr. Kittrell held various positions with SunTrust Bank in Florida, including, Management Associate, Credit Department; Vice President, International Division; Vice President and Manager, Real Estate Administration Department; Vice President, Commercial Real Estate Finance Depart -ment; Senior Vice President, Special Assets Group; Senior Vice President and Manager, Real Estate Finance; and Executive Vice President and Chief Credit Officer, Credit Administration Division (1978-1997). From 1999 to 2001, he was a Broker Associate with Coldwell Banker Residential Brokerage in Colorado. Since 2001, Mr. Kittrell has been a Managing Broker with Coldwell Banker Residential Brokerage in Colorado.

DR. ZBIGNIEW WALASZEK, Chief Scientific Officer, Chairman of the Scientific Advisory Committee

Dr. Walaszek received his Ph.D. in Bio-Organic Chemistry at Silesia Technical University and received postgraduate training at Ohio State University. He currently holds the position of Scientists at AMC Cancer Research Center and is a member of the University of Colorado Cancer Center in Denver, Colorado. Dr. Walaszek recently received an appointment to the faculty of The University of Texas Health Science Center in San Antonio Texas as Associate Professor in the Department of Pharmacology. Dr. Walaszek was a member of the team of research-ers which discovered the relationship between P65 and the presence of cancerous tumors. The work performed by Dr. Walaszek and his colleagues led to the issu-ance of three patents, owned by The University of Texas MD Anderson Cancer Center.


COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. The Company is reviewing Section 16a to determine if any reporting compliance was missed.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, no persons were required to file forms pursuant to Section
16(a):  failed to file although there appears to have been no late filing.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

DIRECTOR COMPENSATION

         Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


                             SUMMARY COMPENSATION TABLE OF DIRECTORS

------------------------------------ -------------- -------------- ----------------- ---------------- -------------------

Name                                 Annual         Meeting Fees   Consulting        Number of        Number of
                                     Retainer       ($)            Fees/Other Fees   Shares (#)       Securities
                                     Fees ($)                      ($)                                Underlying
                                                                                                      Options SARS (#)
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, David Kittrell                  $0             $0               $0                0                 0
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------

EXECUTIVE OFFICER COMPENSATION

       David Kittrell, director, will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, except that David Kittrell has a five year employment agreement (from November 1, 2004) at $8,000 per month. There is a bonus of $96,000 due if and when the Company earns $1 million net profit. The contract provides for a severance payment of two times annual salary for termination other than cause. There is no arrange-ment or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The following table and notes set forth the annual cash compensation paid to officers of the Company.



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
David Kittrell, President     2004        $56,000*       0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------

*Accrued but not paid

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)


WARRANTS

     The following table sets forth information with respect to options to purchase common stock of the Company granted during fiscal year ended May 31, 2005.


                                      Non-Qualified Options

--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
Name                  Date Issued            Number Issued     Exercise       Expiration Date       Consideration
                                                               Price
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
None





                       Aggregated Option/SAR Exercises in Last Fiscal Year
                                   and FY-End Option/SAR value

Name        Shares Acquired     Value Realized     Number of Securities             Value of Unexercised
            on Exercise (#)     ($)                Underlying Unexercised           In the Money
                                                   Option/SARs at FY-End (#)        Options/SARs at
                                                   Exercisable / Unexercisable      FY-End ($)
                                                                                    Exercisable /
                                                                                    Unexercisable
--------------------------------------------------------------------------------------------------------
None

         No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of September 9, 2005. Also included are the shares held by all executive officers and directors as a group.


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
David Kittrell                      14,300,000                   25.16
10965 Elizabeth Drive
Conifer, CO  80433

Zbigniew Walaszek                   0                            0
1600 Pierce Street
Denver, CO  80214

James Coutris                       11,750,375                   20.67
1210 Bassett Road
Westlake, OH  44145


All directors and executive
officers as a group (1 persons)     14,300,000                   25.16



Each principal shareholder has sole investment power and sole voting power over the shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

In February 2005, the Company entered into a Definitive Agreement with Xpention
(XPI) and its shareholder to acquire 100% of the issued and outstanding shares of Xpention.

David Kittrell owned 100% of Xpention at the time of the acquisition and received 14,300,000 shares of the Registrant.

The Shareholder of XPI exchanged all of his shares of XPI (constituting at least 100% of the issued and outstanding common stock of XPI) for 1,100,000 common shares of Bayview common stock. This transaction was completed on March 18, 2005.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:

                8-K filed 8/3/2005
                8-K filed 6/20/2005
                8-K filed 5/9/2005
                8-K filed 4/18/2005
                8-K12g3 filed 3/18/2005
                8-K filed 3/10/2005
                8-K filed 2/17/2005
                8-K/A filed 1/28/2005
                8-K/A filed 1/24/2005
                8-K filed 1/19/2005


     2.   Exhibits:

          31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2003.

         All audit work was performed by the auditors' full time employees.

     Stark Winter Schenkein & Co., LLP ("Stark") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining Stark's independence.


AUDIT FEES 2005:

     Stark billed the Company for the following professional services:
$3,000 for the Xpention (subsidiary audit) and $2,800 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended February 28, 2005.

     The Company has paid a $5,000 retainer to Stark for the fiscal year 2005 audit.

AUDIT FEES 2004:

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2004.

     Audit fees for Morgan & Company Chartered Accountants, the Company's prior auditors, were $2,285 for fiscal year ended May 31, 2004 and $813.11 in 2005 for review services.


ALL OTHER FEES

     Stark billed the Company for no other services, including preparation of the tax returns for the Company for 2005, during the fiscal year ended May 31, 2005.


                                      INDEX

                                                      Form 10-KSB
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 13, 2005



                                          XPENTION GENETICS, INC.


                                          /s/ David Kittrell
                                          ---------------------------------
                                             David Kittrell
                                             President


                                          DIRECTORS:

                                          /s/ David Kittrell
                                          --------------------------------


                                          /s/ Zbigniew Walaszek
                                          --------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholder and Board of Directors
Xpention Genetics, Inc.

We have audited the accompanying balance sheet of Xpention Genetics, Inc. (a development stage company) as of May 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xpention Genetics, Inc. (a development stage company) as of May 31, 2005, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder's deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
August 25, 2005


                                      XPENTION GENETICS, INC
                                  (A Development Stage Company)
                                    Consolidated Balance Sheet
                                           May 31, 2005

ASSETS

Current assets
Cash and cash equivalents                                                      $           15,422
                                                                               ===================


LIABILITIES

Current liabilities
Accounts payable                                                               $           12,921
Accrued expenses                                                                           59,151
Note payable                                                                              100,000
                                                                               -------------------
    Total current liabilities                                                             172,072
                                                                               -------------------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                      -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 56,842,500 shares issued and outstanding                                                  56,842
Additional paid-in capital                                                                 27,258
   (Deficit) accumulated during the development stage                                    (242,867)
Other comprehensive income:
  Currency translation gain                                                                 2,117
                                                                               -------------------
                                                                                         (156,650)
                                                                               -------------------
                                                                               $           15,422
                                                                               ===================

 The accompanying footnotes are an integral part of these financial statements.


                             XPENTION GENETICS, INC
                          (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     YEARS ENDED MAY 31, 2005 AND 2004, AND
                  (INCEPTION) SEPTEMBER 5, 2002 TO MAY 31, 2005




                                                                                                            (INCEPTION)
                                                             Years Ended May 31,                         SEPTEMBER 5, 2002
                                                          2005                    2004                     TO MAY 31, 2005
                                                      --------------------    -------------------     ----------------------
Revenues                                              $                 -      $               -       $                  -
                                                      --------------------    -------------------     ----------------------
Expenses
Purchased research and development                                109,891                      -                    109,891
General and administrative                                         76,677                  9,962                    100,951
Mineral property exploration                                            -                 17,600                     19,100
Mineral property option payments                                    2,000                  1,000                     11,500
                                                      --------------------    -------------------     ----------------------
                                                                  188,568                 28,562                    241,442
                                                      --------------------    -------------------     ----------------------
Operating (loss)                                                 (188,568)               (28,562)                  (241,442)
                                                      --------------------    -------------------     ----------------------
Other income (expense)
Interest expense                                                   (1,425)                     -                     (1,425)
                                                      --------------------    -------------------     ----------------------
Net (loss)                                                       (189,993)               (28,562)                  (242,867)
                                                      --------------------    -------------------     ----------------------
Comprehensive income:
Currency translation gain                                           2,117                      -                      2,117

Comprehensive (loss)                                  $          (187,876)     $         (28,562)      $           (240,750)
                                                      ====================    ===================     ======================

Basic and diluted:
  (Loss) per share                                    $             (0.00)    $            (0.00)     $               (0.01)
                                                      ====================    ===================     ======================

Weighted average shares outstanding                            45,441,678             42,542,500                 40,761,279
                                                      ====================    ===================     ======================


 The accompanying footnotes are an integral part of these financial statements.


                                XPENTION GENETICS, INC.
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2005 AND 2004, AND
                     (INCEPTION) SEPTEMBER 5, 2002 TO MAY 31, 2005






                                                                                                              (INCEPTION)
                                                                           Years Ended May 31,             SEPTEMBER 5, 2002
                                                                         2005           2004                TO MAY 31, 2005
                                                            ----------------------------------------------------------------

Cash Flows From Operating Activities
Net (loss)                                                  $           (189,993)    $         (28,562) $          (242,867)
Adjustments to reconcile net (loss) to net cash (used
in) operating activities
Purchased research and development                                       109,891                     -              109,891
Foreign currency translation                                               2,117                     -                2,117
Prepaid expenses                                                          15,000                   325               15,000
Accounts payable and accrued liabilities                                  31,864                   870               33,484
                                                            ----------------------------------------------------------------
Cash flows (used in) operating activities                                (31,121)              (27,367)             (82,375)
                                                            ----------------------------------------------------------------

Cash Flows From Investing Activities
  Cash received in Xpention acquisition                                   19,297                     -               19,297
                                                            ----------------------------------------------------------------
Cash flows provided by (used in) investing activities                     19,297                     -               19,297
                                                            ----------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                      -                     -               78,500
                                                            ----------------------------------------------------------------
Cash flows provided by financing activities                                    -                     -               78,500
                                                            ----------------------------------------------------------------
Increase (decrease) in cash                                              (11,824)              (27,367)              15,422

Cash, beginning of period                                                 27,246                54,613                    -
                                                            ----------------------------------------------------------------
Cash, end of period                                         $             15,422     $          27,246  $            15,422
                                                            ================================================================


Supplemental cash flow information
  Income taxes paid                                         $                  -     $               -  $                 -
                                                            ================================================================
  Interest expense paid                                     $                  -     $               -  $                 -
                                                            ================================================================

 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          INCEPTION (SEPTEMBER 5, 2002) TO May 31, 2005

                                                                                               (Deficit)
                                                                                              Accumulated        Compre-
                                                          Common Stock         Additional      During the       hensive
                                                       Shares     Amount     Paid in Capital Development Stage   Income     Total
                                                    ------------------------------------------------------------------------------
Inception (September 5, 2002)                               $ -       $ -          $    -           $ -         $   -   $       -

October 2002, shares issued for cash at $0.000077    13,000,000     1,000               -             -             -       1,000

November 2002, shares issued for cash at $0.00077    26,000,000    20,000               -             -             -      20,000

January 2003, shares issued for cash at $0.015        3,412,500     3,412          49,088             -             -      52,500

Reclassification of paid in capital                           -    18,000         (18,000)            -             -           -

February 2003, shares issued for cash at $0.0385        130,000       130           4,870             -             -       5,000

Net (loss)                                                    -         -               -       (24,312)            -     (24,312)
                                                    ------------------------------------------------------------------------------
Balance, May 31, 2003                                42,542,500    42,542          35,958       (24,312)            -      54,188

Net (loss)                                                    -         -               -       (28,562)            -     (28,562)
                                                    ------------------------------------------------------------------------------
Balance, May 31, 2004                                42,542,500    42,542          35,958       (52,874)            -      25,626

March 2005, stock issued in acquisition              14,300,000     5,600               -             -             -       5,600

Reclassification of paid in capital                           -     8,700          (8,700)            -             -           -

Net (loss)                                                    -         -               -      (189,993)            -    (189,993)

Foreign currency gain                                         -         -               -             -         2,117       2,117
                                                    ------------------------------------------------------------------------------
Balance, May 31, 2005                                56,842,500  $ 56,842        $ 27,258    $ (242,867)      $ 2,117  $ (156,650)
                                                    ==============================================================================


 The accompanying footnotes are an integral part of these financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada, on September 5, 2002. From inception until February 28, 2005 the Company was primarily engaged in the acquisition and exploration of mining properties. Subsequent to February 28, 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005 the Company changed its name from Bayview Corporation to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and note payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Revenue Recognition

Revenue from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor fee is fixed or determinable, and no further obligation exists and collectability is probable. Generally, title passes on the date of shipment. Cost of products sold consists of the cost of raw materials and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. Revenue from services is recognized when then service is completed.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Segment Information

The Company  follows  Statement of Financial  Accounting  Standards  (SFAS) 131,
"Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net (Loss) Per Common Share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,

"Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for stock options.

The Company measures the amount of stock-based compensation to non-employees based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


NOTE 2. STOCKHOLDERS' (DEFICIT)

The Company's Board of Directors has the authority to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. In May 2005, the Board of Directors approved a 13 for 1 forward stock split, all share and per share amounts in these financial statements include the effect of this split.

In October 2002, the Company issued 13,000,000 shares of common stock for cash of $1,000 or $0.000077 per share.

In November 2002, the Company issued 26,000,000 shares of common stock for cash of $20,000 or $0.00077 per share.

In January 2003, the Company issued 3,412,500 shares of common stock for cash of $52,500 or $0.015 per share.

In February 2003, the Company issued 130,000 shares of common stock for cash of $5,000 or $0.0385 per share.

In March 2005, the Company issued 14,300,000 shares of common stock valued at $5,600, or $0.00039 per share, the fair market value on that date, in conjunction with the acquisition of Xpention, Inc. (See Note 6).


NOTE 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                      34.00 %
          Valuation allowance                                   (34.00)%
                                                                -------
                                                                     - %
                                                                =======

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

         Reconciling items:

         Net operating loss carryforward                           $    81,000
         Less valuation allowance                                      (81,000)
                                                                   -----------
         Net deferred tax asset                                    $         -
                                                                   ===========

The net operating loss carry forward of approximately $81,000 will expire through 2025. The change in the valuation allowance during the year ended May 31, 2005 was approximately $59,000.

NOTE 4. NOTE PAYABLE

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) one year from the date of the note. Interest accrues at the rate of 5% per annum and aggregated $3,151 through May 31, 2005.


NOTE 5.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended May 31, 2005, the Company incurred a net loss of $189,993, and has no revenue generating activities. At May 31, 2005, the Company had a working capital (deficit) and stockholders' (deficit) of $156,650.

The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 6.  ACQUISITION

In  February  2005,   the  Company   entered  into  an  Agreement  and  Plan  of
Reorganization with Xpention Inc. ("Xpention") whereby Xpention became a wholly-owned subsidiary of the Company. The Agreement was approved by the shareholders of both the Company and Xpention and became effective in March 2005. As part of the transaction, the President of Xpention, now the President of Xpention Genetics received 14,300,000 shares of the Company's common stock at fair market value of $5,600 in exchange for his 100 shares representing 100% ownership of Xpention. The purchase price was allocated as follows:

                  Current assets                     $  34,297
                  Current liabilities                   (38,588)
                  Note payable                         (100,000)
                                                     -----------
                  Net liabilities acquired           $( 104,291)
                                                     ===========

The assets acquired and liabilities assumed were recorded at the historical basis of Xpention which is assumed to be the fair market value of the asset at the date of acquisition.

NOTE 7. COMMITMENTS

On May 31, 2005, the Company entered into a Research Agreement with AMC Cancer Research Center for research activities for the development of the p65 immunological test for canines. The estimated cost for the project is $58,946 and the agreement expires on January 30, 2006.

On May 28, 2005, the Company entered into a Research Contract with Genethera Inc. for research activities for the development of the p65 molecular assay for canines. The contract became effective on May 28, 2005 and expires on May 30, 2006 and requires payments to Genethera of $20,000 per month.

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005 and expires on July 28, 2006 and requires payments to Genethera Inc. of $10,000 per month.

On February 17, 2005, the Company's wholly-owned subsidiary Xpention, Inc. entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005. The Agreement call for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.


NOTE 8. SUBSEQUENT EVENTS

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminates on July 1, 2006 and requires payments to CSU totaling $17,520.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continues until at least May 31, 2006. The Company granted Slaga 450,000 shares of restricted common stock as compensation for such services.

On June 15, 2005, the Company entered into a Subscription Agreement with a private investor for the sale of 333,333 shares of restricted common stock at a price of $1.20 per share.

                                                                MORGAN & COMPANY
                                                           CHARTERED ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Bayview Corporation
(An Exploration Stage Company)


We have audited the balance sheets of Bayview Corporation (an exploration stage company) as at May 31, 2004 and 2003, and the statements of operations, cash flows, and stockholders' equity for the year ended May 31, 2004, and for the period from inception, September 5, 2002, to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $52,874 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                               "Morgan & Company"
September 2, 2004                                          Chartered Accountants