Form 10QSB
period 2005-08-31
XPENTION GENETICS INC
filed 2005-10-21
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  August 31, 2005
                                      -----------------

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
                                                ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        [_] Yes         [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,625,833 shares of $0.001 par value common stock outstanding as of August 31, 2005.

Transitional Small Business Disclosure Format (Check one):   [_] Yes     [X] No

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                      XPENTION GENETICS, INC
                                  (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEET
                                         AUGUST 31, 2005
                                           (Unaudited)

ASSETS

Current assets
Cash and cash equivalents                                                             $ 298,752
                                                                           =====================

LIABILITIES

Current liabilities
Accounts payable                                                                        $ 5,611
Accrued expenses                                                                         84,401
   Note payable                                                                         100,000
                                                                           ---------------------
    Total current liabilities                                                           190,012
                                                                           ---------------------
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                    -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,625,833 shares issued and outstanding                                                57,626
Additional paid-in capital                                                              795,474
Deferred stock compensation                                                            (276,750)
   (Deficit) accumulated during the development stage                                  (469,727)
Other comprehensive income:
  Currency translation gain                                                               2,117
                                                                           ---------------------
                                                                                        108,740
                                                                           ---------------------
                                                                                      $ 298,752
                                                                           =====================



 The accompanying footnotes are an integral part of these financial statements.


                                  XPENTION GENETICS, INC
                               (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     THREE MONTHS ENDED AUGUST 31, 2005 AND 2004, AND
                     (INCEPTION) SEPTEMBER 5, 2002 TO AUGUST 31, 2005
                                        (Unaudited)


                                                                                                   (INCEPTION)
                                                                                                SEPTEMBER 5, 2002
                                                          2005                2004              TO AUGUST 31, 2005
                                                    -----------------    ----------------    -------------------------

Revenues                                                   $       -                 $ -                      $     -
                                                    -----------------    ----------------    -------------------------
Expenses
   Purchased research and development                              -                   -                      109,891
   Research and development                                   78,760                   -                       78,760
   Stock compensation                                         92,250                   -                       92,250
General and administrative                                    54,600                 996                      155,551
Mineral property exploration                                       -                   -                       19,100
Mineral property option payments                                   -                   -                       11,500
                                                    -----------------    ----------------    -------------------------
                                                             225,610                 996                      467,052
                                                    -----------------    ----------------    -------------------------
Operating (loss)                                            (225,610)               (996)                    (467,052)
                                                    -----------------    ----------------    -------------------------
Other income (expense)
Interest expense                                              (1,250)                  -                       (2,675)
                                                    -----------------    ----------------    -------------------------
Net (loss)                                                  (226,860)               (996)                    (469,727)
                                                    -----------------    ----------------    -------------------------
Comprehensive income:
Currency translation gain                                          -                   -                            -

Comprehensive (loss)                                      $ (226,860)             $ (996)                    $ (2,117)
                                                    =================    ================    =========================

Basic and diluted:
  (Loss) per share                                           $ (0.00)            $ (0.00)
                                                    =================    ================

  Weighted average shares outstanding                     57,434,529          42,542,500
                                                    =================    ================

         The accompanying footnotes are an integral part of these financial statements.

                                              F-2


                                  XPENTION GENETICS, INC.
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED AUGUST 31, 2005 AND 2004, AND
                     (INCEPTION) SEPTEMBER 5, 2002 TO AUGUST 31, 2005
                                        (Unaudited)

                                                                                                          (INCEPTION)
                                                             Three Months Ended August 31,             SEPTEMBER 5, 2002
                                                                2005                 2004              TO AUGUST 31, 2005
                                                          --------------------------------------------------------------------
Cash Flows From Operating Activities
Net (loss)                                                       $ (226,860)            $ (996)                    $ (469,727)
Adjustments to reconcile net (loss) to net cash (used
in) operating activities
      Purchased research and development                                  -                  -                        109,891
      Stock compensation expense                                     92,250                  -                         92,250
      Foreign currency translation                                        -                  -                          2,117
      Prepaid expenses                                                    -                  -                         15,000
Accounts payable and accrued liabilities                             17,940                996                         51,424
                                                          --------------------------------------------------------------------
Cash flows (used in) operating activities                          (116,670)                 -                       (199,045)
                                                          --------------------------------------------------------------------
Cash Flows From Investing Activities
  Cash received in Xpention acquisition                                   -                  -                         19,297
                                                          --------------------------------------------------------------------
Cash flows provided by investing activities                               -                  -                         19,297
                                                          --------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from issuance of common stock                              400,000                  -                        478,500
                                                          --------------------------------------------------------------------
Cash flows provided by financing activities                         400,000                  -                        478,500
                                                          --------------------------------------------------------------------
Increase in cash                                                    283,330                  -                        298,752

Cash, beginning of period                                            15,422             27,246                              -
                                                          --------------------------------------------------------------------
Cash, end of period                                               $ 298,752           $ 27,246                      $ 298,752
                                                          ====================================================================


Supplemental cash flow information
  Income taxes paid                                                     $ -                $ -                            $ -
                                                          ====================================================================
  Interest expense paid                                                 $ -                $ -                            $ -
                                                          ====================================================================


         The accompanying footnotes are an integral part of these financial statements.

                                              F-3


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        INCEPTION (SEPTEMBER 5, 2002) TO AUGUST 31, 2005
                                           (Unaudited)
                                                                                              (Deficit)
                                                                                             Accumulated
                                                                                Deferred      During the    Compre-
                                            Common Stock       Additional       Stock        Development    hensive
                                          Shares    Amount     Paid in Capital Compensation     Stage       Income     Total
                                       ---------------------------------------------------------------------------------------
Inception (September 5, 2002)                    -   $      -     $     -         $    -         $ -        $ -           $ -

October 2002, shares issued for
  cash at $0.000077                     13,000,000      1,000           -              -           -          -         1,000

November 2002, shares issued for
  cash at $0.00077                      26,000,000     20,000           -              -           -          -        20,000

January 2003, shares issued for
  cash at $0.015                         3,412,500      3,413      49,087              -           -          -        52,500

Reclassification of paid in capital              -     18,000     (18,000)             -           -          -             -

February 2003, shares issued for
  cash at $0.0385                          130,000        130       4,870              -           -          -         5,000

Net (loss)                                                  -           -              -     (24,312)         -       (24,312)
                                       ---------------------------------------------------------------------------------------
Balance, May 31, 2003                   42,542,500     42,543      35,957                    (24,312)         -        54,188

Net (loss)                                                  -           -              -     (28,562)         -       (28,562)
                                       ---------------------------------------------------------------------------------------
Balance, May 31, 2004                   42,542,500     42,543      35,957                    (52,874)         -        25,626

March 2005, stock issued in
  acquisition                           14,300,000      5,600           -              -           -          -         5,600

Reclassification of paid in capital              -      8,700      (8,700)             -           -          -             -

Net (loss)                                       -          -           -              -    (189,993)         -      (189,993)

Foreign currency gain                            -          -           -              -           -      2,117         2,117
                                       ---------------------------------------------------------------------------------------
Balance, May 31, 2005                   56,842,500     56,843      27,257              -    (242,867)     2,117      (156,650)

June 15, 2005, shares issued for
  cash at $1.20                            333,333        333     399,667              -           -          -       400,000

June 28, 2005 stock issued for research
  & Development                            450,000        450     368,550       (276,750)          -          -        92,250

Net (loss)                                       -          -           -              -    (226,860)         -      (226,860)
                                       ---------------------------------------------------------------------------------------
Balance August 31, 2005                 57,625,833  $  57,626   $ 795,474     $ (276,750) $ (469,727)   $ 2,117     $ 108,740
                                       =======================================================================================


         The accompanying footnotes are an integral part of these financial statements.

                                              F-4

                             XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements of Xpention Genetics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2005 for Xpention Genetics, Inc. on Form 10KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                             XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)





NOTE 2. STOCKHOLDERS' EQUITY

In June 2005, the Company issued 333,333 shares of common stock valued at $400,000, or $1.20 per share.

In June 2005, the Company issued 450,000 shares of common stock valued at $369,000, or $ .82 per share in exchange for research and development costs to be incurred over the next 12 months.

NOTE 3. COMMITMENTS

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

Plan of Operation

The Company, through its wholly-owned subsidiary, holds the exclusive worldwide license for patented technology for the detection of cancer based on a tumor marker known as p65 which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. p65 is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. Initially, the Company plans to develop an immunological test as well as a molecular assay for detection of cancer in canines. The Company also plans to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

During the interim period ended August 31, 2005, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company. In July 2005, the Company entered into a Research Agreement with Colorado State University in which CSU will provide blood and tissue samples for use in clinical trials to be conducted in connection with development of the immunological canine cancer detection test. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its products during FY 2006. The Company anticipates the trend of operating losses will continue.

Results of Operations for the Period Ending August 31, 2005

The Company  did not earn any  revenues  during the  three-month  period  ending
August 31, 2005. The Company incurred expenses totaling $225,610 including research and development expenses of $ 78,760, administrative expenses of $54,600 and stock compensation (non-cash) of $92,250. The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company. During the three-month period ending August 31, 2004, the Company was still involved in mineral exploration and only incurred administrative expenses of $996 while attempting to identify alternative asset acquisition opportunities.

The Company had $298,752 in cash on hand at August 31, 2005 and accounts payable and accrued liabilities totaling $90,012 and note payable of $100,000 at August 31, 2005.


Item 3.  Controls and Procedures

Evalution of Disclosure Controls

Management evaluated the effectiveness of the disclosure controls and procedures as of August 31, 2005. This evaluation was conducted by the chief executive officer and principal accounting officer.

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

Conclusions

Based upon his evaluation of the controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to the Company is made known to management on a timely basis during the period when the reports are being prepared. There were no changes in the internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect the internal controls.


                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended August 31, 2005.


Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.


Item 5. Other Information

         None.


Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits

            31 Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        B.  Reports on Form 8-K

            1.  Form 8-K filed on June 20, 2005

            2.  Form 8-K filed on August 3, 2005

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 21, 2005

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President