Form 10QSB
period 2005-11-30
XPENTION GENETICS INC
filed 2006-01-23
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2005
                                      -----------------

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
                                                ------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,625,833 shares of $0.001 par value common stock outstanding as of January 23, 2006.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)



                                NOVEMBER 30, 2005
                                   (Unaudited)

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                November 30, 2005
                                   (Unaudited)

ASSETS

Current assets
Cash and cash equivalents                                             $ 178,709
                                                                      ==========

LIABILITIES

Current liabilities
Accounts payable                                                       $     60
Accrued expenses                                                        104,651
   Note payable                                                         100,000
                                                                       ---------
    Total current liabilities                                           204,711
                                                                       ---------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  none issued or outstanding                                                  -
Common stock, $0.001 par value, 100,000,000 shares authorized,
  57,625,833 shares issued and outstanding                               57,625
Additional paid-in capital                                              795,475
Deferred stock compensation                                            (184,500)
   (Deficit) accumulated during the development stage                  (696,719)
Other comprehensive income:
  Currency translation gain                                               2,117
                                                                      ----------
                                                                        (26,002)
                                                                      ----------
                                                                      $ 178,709
                                                                      ==========


 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004, AND
                       (INCEPTION) SEPTEMBER 5, 2002 TO NOVEMBER 30, 2005
                                           (Unaudited)



                                                                                                          (Inception)
                                     Three Months Ended November 30,  Six Months Ended November 30,    September 5, 2002
                                          2005            2004             2005             2004      to November 30, 2005
                                     -------------   -------------    -------------    --------------  -------------------
Revenues                              $         -    $          -     $          -     $           -   $                -
                                     -------------   -------------    -------------    --------------  -------------------
Expenses
   Purchased research and development           -               -                -                 -              109,891
   Research and development               102,665               -          181,425                 -              181,425
   Stock compensation                      92,250               -          184,500                 -              184,500
     General and administrative            30,828           2,864           85,427             3,860              186,378
     Mineral property exploration               -               -                -                 -               19,100
     Mineral property option payments           -           2,000                -             2,000               11,500
                                     -------------   -------------    -------------    --------------  -------------------
                                          225,743           4,864          451,352             5,860              692,794
                                     -------------   -------------    -------------    --------------  -------------------
Operating (loss)                         (225,743)         (4,864)        (451,352)           (5,860)            (692,794)
                                     -------------   -------------    -------------    --------------  -------------------
Other income (expense)
  Interest expense                         (1,250)              -           (2,500)                -               (3,925)
                                     -------------   -------------    -------------    --------------  -------------------
Net (loss)                               (226,993)         (4,864)        (453,852)           (5,860)            (696,719)
                                     -------------   -------------    -------------    --------------  -------------------
Comprehensive income:
  Currency translation gain                     -               -                -                 -                2,117

Comprehensive (loss)                  $  (226,993)    $    (4,864)    $   (453,852)     $     (5,860)   $        (694,602)
                                     =============   =============    =============    ==============  ===================

Weighted average shares outstanding    57,625,833       42,542,500       57,529,658       42,542,500
                                     =============   =============    =============    ==============

Basic and diluted:
  (Loss) per share                    $     (0.00)   $      (0.00)    $      (0.01)    $       (0.00)
                                     =============   =============    =============    ==============



         The accompanying footnotes are an integral part of these financial statements.


                                              F-2


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004, AND
                       (INCEPTION) SEPTEMBER 5, 2002 TO NOVEMBER 30, 2005
                                           (Unaudited)

                                                                                                  (Inception)
                                                             Six Months Ended November 30,      September 5, 2002
                                                                2005         2004              to November 30, 2005
                                                         ----------------    ----------------   ------------------
Cash Flows From Operating Activities
  Net (loss)                                             $      (453,852)    $        (5,860)    $       (696,719)
Adjustments to reconcile net (loss) to net cash (used
  in) operating activities
      Purchased research and development                               -                   -              109,891
      Stock compensation expense                                 184,500                   -              184,500
      Foreign currency translation                                     -                   -                2,117
      Prepaid expenses                                                 -                   -               15,000
      Accounts payable and accrued liabilities                    32,639               3,796               66,123
                                                         ----------------    ----------------   ------------------
Cash flows (used in) operating activities                       (236,713)             (2,064)            (319,088)
                                                         ----------------    ----------------   ------------------

Cash Flows From Investing Activities
  Cash received in Xpention acquisition                                -                   -               19,297
                                                         ----------------    ----------------   ------------------
Cash flows provided by investing activities                            -                   -               19,297
                                                         ----------------    ----------------   ------------------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                         400,000                   -              478,500
                                                         ----------------    ----------------   ------------------
Cash flows provided by financing activities                      400,000                   -              478,500
                                                         ----------------    ----------------   ------------------
Increase (decrease) in cash                                      163,287              (2,064)             178,709

Cash, beginning of period                                         15,422              27,246                    -
                                                         ----------------    ----------------   ------------------
Cash, end of period                                      $       178,709     $        25,182     $        178,709
                                                         ================    ================   ==================



 The accompanying footnotes are an integral part of these financial statements.

                                      F-3


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       INCEPTION (SEPTEMBER 5, 2002) TO NOVEMBER 30, 2005
                                          (Unaudited)

                                                                                           (Deficit)
                                                                               Deferred    Accumulated
                                           Common Stock        Additional       Stock      During the     Comprehensive
                                         Shares     Amount   Paid in Capital Compensation  Development       Income         Total
                                       ------------------------------------------------------------------------------------------
Inception (September 5, 2002)                    -    $    -          $  -          $  -            $-        $  -       $     -

October 2002, shares issued for
  cash at $0.000077                     13,000,000     1,000             -             -             -           -         1,000

November 2002, shares issued for
  cash at $0.00077                      26,000,000    20,000             -             -             -           -        20,000

January 2003, shares issued for
  cash at $0.015                         3,412,500     3,412        49,088             -             -           -        52,500

Reclassification of paid in capital              -    18,000       (18,000)            -             -           -             -

February 2003, shares issued for
  cash at $0.0385                          130,000       130         4,870             -             -           -         5,000

Net (loss)                                       -         -             -             -       (24,312)          -       (24,312)
                                       ------------------------------------------------------------------------------------------
Balance, May 31, 2003                   42,542,500    42,542        35,958             -       (24,312)          -        54,188

Net (loss)                                                 -             -             -       (28,562)          -       (28,562)
                                       ------------------------------------------------------------------------------------------
Balance, May 31, 2004                   42,542,500    42,542        35,958             -       (52,874)          -        25,626

March 2005, stock issued in
  acquisition                           14,300,000     5,600            -              -             -           -         5,600

Reclassification of paid in capital              -     8,700       (8,700)             -             -           -             -

Net (loss)                                       -         -            -              -      (189,993)          -      (189,993)

Foreign currency gain                            -         -            -              -             -       2,117         2,117
                                       ------------------------------------------------------------------------------------------
Balance, May 31, 2005                   56,842,500    56,842       27,258              -      (242,867)      2,117      (156,650)

Private placement shares issued
  for cash at $1.20                        333,333       333      399,667              -             -           -       400,000

Stock issued for research &
  development at $1.22                     450,000       450      368,550       (369,000)            -           -             -

Stock compensation expense                       -         -            -        184,500             -           -       184,500

Net (loss)                                       -         -            -              -      (453,852)          -      (453,852)
                                       ------------------------------------------------------------------------------------------
Balance November 30, 2005               57,625,833  $ 57,625    $ 795,475     $ (184,500)   $ (696,719)    $ 2,117     $ (26,002)
                                       ==========================================================================================

 The accompanying footnotes are an integral part of these financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)



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

Organization

The Company was incorporated in the State of Nevada, on September 5, 2002. From inception until February 28, 2005, the Company was primarily engaged in the acquisition and exploration of mining properties. Subsequent to February 28, 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005, the Company changed its name from Bayview Corporation to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

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

NOTE 2. COMMITMENTS

On May 31, 2005, the Company entered into a Research Agreement with AMC Cancer Research Center for research activities for the development of the p65 immunological test for canines. The estimated cost for the project is $58,946 and the agreement expires on January 30, 2006.

On May 28, 2005, the Company entered into a Research Contract with Genethera, Inc. for research activities for the development of the p65 molecular assay for canines. The contract became effective on May 28, 2005 and expires on May 30, 2006 and requires payments to Genethera of $20,000 per month.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)


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

On November 2, 2005, the Company amended its Research Agreement with Colorado state University. The amendment calls for CSU to collect additional blood samples for use by the Company in development of a canine cancer detection test and extends the agreement to November 1, 2006. The Company will pay Colorado State University an additional $15,330 for the work performed pursuant to the amendment.

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

NOTE 3. NOTE PAYABLE

The Company's wholly-owned subsidiary entered into a loan agreement for $100,000 on November 12, 2004. Interest accrues at a rate of 5.0% per annum. The note's original maturity date was November 12, 2005, however, on that date, the parties agreed to extend the note to March 1, 2006.

NOTE 4. SUBSEQUENT EVENTS

On December 1, 2005, the company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio ("UTHSCSA") whereby UTHSCSA agreed to perform research activities for development of an immunological test for canines. This agreement replaces the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC. The agreement with UTHSCSA will permit the Company to continue its collaboration with Dr. Margaret Hanausek who accepted a faculty position at UTHSCSA. The Company will pay $64,306 to UTHSCSA for work performed pursuant to the Agreement.

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

During the interim period ended November 30, 2005, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company. In November 2005, the Company amended its Research Agreement with Colorado State University in which CSU will, in addition to providing blood and tissue samples for use in the development of the immunological canine cancer detection test, also provide blood samples to be used in the development of a molecular cancer detection test for canines. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its products during FY 2006.

Results of Operations for the Quarter Ended November 30, 2005

The Company did not earn any revenues during the quarter period ending November 30, 2005. For the three-month period ending November 30, 2005, the Company incurred expenses totaling $225,743 including research and development expenses of $102,665, administrative expenses of $30,828 and stock compensation (non-cash) of $92,250. During the three-month period ending November 30, 2004, the Company was still involved in mineral exploration and only incurred administrative expenses of $2864 and mineral option payments totaling $2000.

The Company had a net loss for the quarter of ($226,993) in the quarter in 2005 compared to ($4,864) in the quarter in 2004. Net loss per share was nominal in the quarters in 2005 and 2004.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2005

The Company had no revenues in the six-month period.

For the six-month period ending November 30, 2005, the Company incurred expenses totaling $451,352 including research and development expenses of $181,425, administrative expenses of $85,427 and stock compensation (non-cash) of $184,500. For the same six-month period ending November 30, 2004, the Company incurred expenses totaling $5,860 in the form of general and administrative expenses and mineral option payments.

The Company expects the trend of losses, in the future, will continue at the current rate until revenues can be achieved, which is not assured.

The Company had $178,709 in cash on hand at November 30, 2005 and accounts payable and accrued liabilities totaling $104,711 and note a payable of $100,000 at November 30, 2005.

The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period.

The Company has no capital resources other than its capital stock with which to raise more cash.

Item 3.  Controls and Procedures

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-QSB.

There have been no significant changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended November 30, 2005.


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

Dated:  January 23, 2006

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President