Form 10KSB/A
period 2005-05-31
XPENTION GENETICS INC
filed 2006-04-24
CIK 1223533

FORM 10-KSB/A

                                  AMENDMENT #1



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

PLAN OF OPERATION

     Through its subsidiary, the Company has the rights to a genetic marker in the blood called, P65. P65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission. Levels of p65 also appear to have a direct correlation to tumor mass/ size. Initially, the Company will utilize its licensed technology to develop an immunological test for the detection of cancer in canines. The development stage of the test is anticipated to last approximately six to eight months. If develop -ment of the immunological test is successful, the Company hopes to commercial-ize the test through licensing the test to third parties for sale and distrib-ution.

     Simultaneously, the Company will utilize its licensed technology to attempt to develop a molecular assay for detection of cancer in both humans and canines. The molecular test would be designed to be a more sensitive test to be used both as a confirmation test as well as providing an ongoing measure of therapeutic success in canines and perhaps ultimately for cancer screening in humans. The duration of the development stage for the molecular assay is anticipated to be approximately twelve months. If successful development of the molecular assay occurs, the Company hopes to commercialize the molecular test; however, unlike the immunological test that will be licensed, all molecular testing will be conducted by the Company in a CLIA-certified laboratory.

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


     The financial statements of the Company reflect the operations of Xpention and its balance sheet, because, under reverse takeover accounting, the assets, liabilities, and operations of the surviving business operations are reflected and the predecessor company's financial statements and operations are eliminated.


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


     The Company's plan of operation for the twelve-month period ending 5/31/2006 is to continue research activities currently underway for the development of both an immunological and molecular assay for canines. This research is being conducted by third parties on behalf of the Company. The Company's research and development costs through the end of the fiscal year ended May 31, 2006 based on contracts in place is projected to be in excess of $441,000; however, the Company is in negotiations for additional research contracts that will likely increase the total amount of research and development expenditures for the fiscal year ended 5/31/2006. General and administrative expenses through the end of the fiscal year ended 5/31/2006 are estimated to be approximately $196,000, consisting primarily of $96,000 in salaries, $50,000 in professional fees and $50,000 in marketing and administrative expenses. The Company is obligated to repay a note payable in the amount of $100,000 no later than November 12, 2005 unless it can negotiate an extension of the maturity date. The note was extended for one year.

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

Results of Operations for the Fiscal year Ended May 31, 2005


     The Company did not earn any revenues during the fiscal year ended May 31, 2005 from inception. In early 2005, the Company abandoned its previous business focus of mineral exploration executed a PLan and Agreement of Reorganization with Xpention, Inc. shareholders to acquire 100% of Xpention, Inc. and is now devoted to commercialization of diagnostic tests for cancer and related therapeutic treatments. It is uncertain whether the Company will be successful in developing the cancer detection tests and whether it will be able to develop a commercially viable market for its products to enable the Company to generate sufficient revenues to sustain its operations. As a result, the Company's ability to continue to operate is dependent on its ability to raise additional capital through sale of its stock.

     During the fiscal year ended May 31, 2005, the Company incurred expenses totaling $153,599 including research and development expenses in the amount of $109,891 and general and administrative expenses in the amount of $43,708. The discontinued operations of the predecessor in the mineral prospect arena have been eliminated.

     At May 31, 2005, the Company had total assets of $15,422 consisting of cash on hand. At May 31, 2005, the Company had total liabilities of $172,072 including accounts payable and accrued liabilities in the amount of $72,072, consisting primarily of accrued salary to the Company's President and Chief Executive Officer totaling $56,000, and a note payable in the amount of $100,000 due no later than November 12, 2005, which was extended for one year.

     We had a net operating loss of ($153,599) in the fiscal year ended May 30, 2005 and a net loss of ($156,750) or ($.01) per share.



LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) at May 31, 2005 was $(156,650). There was $84,678 of cash flows used in operations during the twelve months ended May 31, 2005. The Company had $15,422 in cash at year end.

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

NET OPERATING LOSS


     For federal income tax purposes, we have net operating loss carry forwards of approximately $153,000 as of May 31, 2005. These carry forwards will expire through 2025. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.



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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of February 2005:


     NAME           Age          POSITION HELD                TENURE

David Kittrell      53     President, CEO, CFO, Director    Since February 2005


     The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, except that David Kittrell has a five year employment agreement (from November 1, 2004) at $8,000 per month. There is a bonus of $96,000 due if and when the Company earns $1 million net profit. The contract provides for a severance payment of two times annual salary for termination other than cause. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

     DR. ZBIGNIEW WALASZEK, Chief Scientific Officer, Chairman of the Scientific Advisory Committee

     Dr. Walaszek received his Ph.D. in Bio-Organic Chemistry at Silesia Technical University and received postgraduate training at Ohio State University. He currently holds the position of Scientists at AMC Cancer Research Center and is a member of the University of Colorado Cancer Center in Denver, Colorado. Dr. Walaszek recently received an appointment to the faculty of The University of Texas Health Science Center in San Antonio Texas as Associate Professor in the Department of Pharmacology. Dr. Walaszek was a member of the team of researchers which discovered the relationship between P65 and the presence of cancerous tumors. The work performed by Dr. Walaszek and his colleagues led to the issuance of three patents, owned by The University of Texas MD Anderson Cancer Center.


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
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------

EXECUTIVE OFFICER COMPENSATION

     David Kittrell, director, will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, except that David Kittrell has a five year employment agreement (from November 1, 2004) at $8,000 per month. There is a bonus of $96,000 due if and when the Company earns $1 million net profit. The contract provides for a severance payment of two times annual salary for termination other than cause. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholder and Board of Directors
Xpention Genetics, Inc.

We have audited the accompanying balance sheet of Xpention Genetics, Inc. (a development stage company) as of May 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the period October 13, 2004 (inception) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 9, the Company has restated the financial statements to correct an error related to the accounting for the recapitalization with Bayview Corporation.

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



Denver, Colorado
August 25, 2005
Except for Note 9 dated March 8, 2006

                             XPENTION GENETICS, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  May 31, 2005
                                   (Restated)

ASSETS

Current assets
Cash and cash equivalents                                            $   15,422
                                                                     ===========


LIABILITIES

Current liabilities
Accounts payable                                                     $   12,921
Accrued expenses                                                         59,151
   Note payable                                                         100,000
                                                                     -----------
    Total current liabilities                                           172,072
                                                                     -----------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 56,842,500 shares issued and outstanding                                   100
Additional paid-in capital                                                    -
   (Deficit) accumulated during the development stage                  (156,750)
                                                                       (156,650)

                                                                     $   15,422
                                                                     ===========

 The accompanying footnotes are an integral part of these financial statements.

                             XPENTION GENETICS, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIOD (INCEPTION) OCTOBER 13, 2004 TO MAY 31, 2005
                                   (RESTATED)





Revenues                                                $                   -
                                                       ----------------------

Expenses
   General and administrative                                        153,599
                                                       ----------------------
                                                                     153,599
                                                       ----------------------

Operating (loss)                                                    (153,599)
                                                       ----------------------

Other income (expense)
   Interest expense                                                   (3,151)
                                                       ----------------------

Net (loss)                                              $           (156,750)
                                                       ======================

Basic and diluted:
  (Loss) per share                                      $              (0.01)
                                                       ======================

  Weighted average shares outstanding                             27,987,587
                                                       ======================


 The accompanying footnotes are an integral part of these financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIOD (INCEPTION) OCTOBER 13, 2004 TO MAY 31, 2005
                                   (RESTATED)







Cash Flows From Operating Activities
   Net (loss)                                                   $    (156,750)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities
    Accounts payable and accrued liabilities                           72,072
                                                                --------------
Cash flows (used in) operating activities                             (84,678)
                                                                --------------


Cash Flows From Investing Activities
                                                                --------------
Cash flows provided by investing activities                                 -
                                                                --------------


Cash Flows From Financing Activities
   Proceeds from note payable                                         100,000
   Proceeds from issuance of common stock                                 100
                                                                --------------
Cash flows provided by financing activities                           100,100
                                                                --------------

Increase in cash                                                       15,422

Cash, beginning of period                                                   -
                                                                --------------

Cash, end of period                                             $      15,422
                                                                ==============

Supplemental cash flow information
  Income taxes paid                                             $           -
                                                                ==============
  Interest expense paid                                         $           -
                                                                ==============

 The accompanying footnotes are an integral part of these financial statements.


                                             XPENTION GENETICS, INC.
                                          (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  INCEPTION (SEPTEMBER 5, 2002) TO May 31, 2005

                                                                                         (Deficit)
                                                                                        Accumulated
                                                 Common Stock          Additional       During the         Comprehensive
                                               Shares     Amount      Paid in Capital  Development Stage      Income        Total
                                          -----------------------------------------------------------------------------------------
Inception (September 5, 2002)                       -    $     -        $      -        $       -          $       -         $   -

October 2002, shares issued for cash
   at $0.000077                            13,000,000      1,000               -                -                  -         1,000

November 2002, shares issued for cash
   at $0.00077                             26,000,000     20,000               -                -                  -        20,000

January 2003, shares issued for cash
   at $0.015                                3,412,500      3,412          49,088                -                  -        52,500

Reclassification of paid in capital                 -     18,000         (18,000)               -                  -             -

February 2003, shares issued for cash
   at $0.0385                                 130,000        130           4,870                -                  -         5,000

Net (loss)                                                     -               -          (24,312)                 -       (24,312)
                                          -----------------------------------------------------------------------------------------
Balance, May 31, 2003                      42,542,500     42,542          35,958          (24,312)                 -        54,188

Net (loss)                                          -          -               -          (28,562)                 -       (28,562)
                                          -----------------------------------------------------------------------------------------
Balance, May 31, 2004                      42,542,500     42,542          35,958          (52,874)                 -        25,626

March 2005, stock issued in acquisition    14,300,000      5,600               -                -                  -         5,600

Reclassification of paid in capital                 -      8,700          (8,700)               -                  -             -

Net (loss)                                          -          -               -         (189,993)                 -      (189,993)

Foreign currency gain                               -          -               -                -              2,117         2,117
                                          -----------------------------------------------------------------------------------------
Balance, May 31, 2005                      56,842,500   $ 56,842        $ 27,258       $ (242,867)           $ 2,117    $ (156,650)
                                          =========================================================================================


                 The accompanying footnotes are an integral part of these financial statements.

                                                      F-5

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization


Xpention Genetics, Inc. (the Company) was incorporated in the State of Colorado on October 13, 2004 and has been in the development stage since its inception. In March 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005 the Company changed its name to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end and is in the development stage.

The Company was incorporated in the State of Nevada, on September 5, 2002, as Bayview Corporation. From inception until February 28, 2005 the Company was primarily engaged in the acquisition and exploration of mining properties. Subsequent to February 28, 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year end.

During March 2005 Bayview issued 14,300,000 shares of its common stock to the shareholders of the Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention pursuant to an Agreement and Plan of Reorganization. In addition, Concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

This acquisition of Xpention, the accounting acquirer, by Bayview a non-operating entity, is considered in substance a capital transaction by the issuance of 14,300,000 shares of common stock by Bayview for all of the issued and outstanding common shares of Xpention, and will be accounted for as a reverse acquisition, and no goodwill or other intangible assets will be recorded. On this basis, the historical financial statements as of and prior to the acquisition date will represent the operations of Xpention.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)



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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


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

In March 2005, the Company issued 14,300,000 shares of common stock in conjunction with the reorganization discussed in Notes 1 and 6.


NOTE 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


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
                                                                -------
                                                                     - %
                                                                =======

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

         Reconciling items:

         Net operating loss carryforward                             $ 52,000
         Less valuation allowance                                     (52,000)
                                                                    ----------
         Net deferred tax asset                                     $       -
                                                                    ==========

The net operating loss carry forward of approximately $153,000 will expire through 2025. The change in the valuation allowance during the period ended May 31, 2005, was approximately $52,000.


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


year ended May 31, 2005, the Company incurred a net loss of $156,750, and has no revenue generating activities. At May 31, 2005, the Company had a working capital (deficit) and stockholders' (deficit) of $156,650.

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


NOTE 6.  ACQUISITION

In February 2005, Bayview entered into an Agreement and Plan of Reorganization with Xpention Inc. ("Xpention") whereby Xpention became a wholly-owned subsidiary of the Company. The Agreement was approved by the shareholders of both the Company and Xpention and became effective in March 2005. As part of the transaction, the President of Xpention, now the President of Xpention Genetics received 14,300,000 shares of the Company's common stock in exchange for his 100 shares representing 100% ownership of Xpention. The transaction has been treated as a capital transaction and is deemed a recapitalization of the Company. Bayview had no assets or liabilities at the date of the recpaitalization.


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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (RESTATED)


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


NOTE 9. CORRECTION OF AN ERROR

In March 2006, the Company determined that the Bayview/Xpention transaction should be treated as a recapitalization rather than as a purchase, the financial statements and footnotes have been restated to reflect a decrease in the net loss of $33,243 or $0.00 per share.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 19, 2006



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