Form 10QSB/A
period 2005-08-31
XPENTION GENETICS INC
filed 2006-04-24
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-QSB/A




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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                         (An Exploration Stage Company)

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                    Restated


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    Consolidated Balance Sheet
                                         August 31, 2005
                                     (Unaudited and Restated)


ASSETS

Current assets
Cash and cash equivalents                                                     $            298,752
                                                                              =====================


LIABILITIES

Current liabilities
Accounts payable                                                              $              5,611
Accrued expenses                                                                            84,401
   Note payable                                                                            100,000
                                                                              ---------------------
    Total current liabilities                                                              190,012
                                                                              ---------------------


STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                       -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,625,833 shares issued and outstanding                                                   57,626
Additional paid-in capital                                                                 711,474
Deferred stock compensation                                                               (276,750)
   (Deficit) accumulated during the development stage                                     (383,610)
                                                                              ---------------------
                                                                                           108,740
                                                                              ---------------------

                                                                              $            298,752
                                                                              =====================



 The accompanying footnotes are an integral part of these financial statements.


                               XPENTION GENETICS, INC.
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 31, 2005 AND
                   (INCEPTION) OCTOBER 13, 2004 TO AUGUST 31, 2005
                              (Unaudited and Restated)



                                                                                                       (Inception)
                                                                        Three Month Ended            October 13, 2004
                                                                         August 31, 2005            To August 31, 2005
                                                                      ----------------------    ---------------------------
Revenues                                                              $                   -     $                        -
                                                                      ----------------------    ---------------------------

Expenses
    Research and development                                                         78,760                         78,760
    General and administrative non cash stock compensation                           92,250                         92,250
 General and administrative                                                          54,600                        208,199
                                                                      ----------------------    ---------------------------
                                                                                    225,610                        379,209
                                                                      ----------------------    ---------------------------

Operating (loss)                                                                   (225,610)                      (379,209)
                                                                      ----------------------    ---------------------------

Other income (expense)
Interest expense                                                                     (1,250)                        (4,401)
                                                                      ----------------------    ---------------------------

Net (loss)                                                            $            (226,860)     $                (383,610)
                                                                      ======================    ===========================


Basic and diluted:
  (Loss) per share                                                    $               (0.00)    $                    (0.01)
                                                                      ======================    ===========================

  Weighted average shares outstanding                                            57,434,529                     57,011,651
                                                                      ======================    ===========================

         The accompanying footnotes are an integral part of these financial statements.

                                              F-2


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THREE MONTHS ENDED AUGUST 31, 2005, AND
                         (INCEPTION) OCTOBER 13, 2004 TO AUGUST 31, 2005
                                    (Unaudited and Restated)

                                                                                                     (Inception)
                                                              Three Month Ended                   October 13, 2004
                                                               August 31, 2005                   To August 31, 2005
                                                        ------------------------------    ----------------------------------
Cash Flows From Operating Activities
Net (loss)                                              $                    (226,860)    $                        (383,610)
Adjustments to reconcile net (loss) to net cash (used
      in) operating activities
      Stock compensation expense                                               92,250                                92,250
      Accounts payable and accrued liabilities                                 17,940                                90,012
                                                        ------------------------------    ----------------------------------
Cash flows (used in) operating activities                                    (116,670)                             (201,348)
                                                        ------------------------------    ----------------------------------


Cash Flows From Investing Activities
                                                        ------------------------------    ----------------------------------
Cash flows provided by (used in) investing activities                               -                                     -
                                                        ------------------------------    ----------------------------------


Cash Flows From Financing Activities
   Proceeds from note payable                                                       -                               100,000
   Proceeds from issuance of common stock                                     400,000                               400,100
                                                        ------------------------------    ----------------------------------
Cash flows provided by financing activities                                   400,000                               500,100
                                                        ------------------------------    ----------------------------------

Increase in cash                                                              283,330                               298,752

Cash, beginning of period                                                      15,422                                     -
                                                        ------------------------------    ----------------------------------

Cash, end of period                                     $                     298,752     $                         298,752
                                                        ==============================    ==================================


Supplemental cash flow information
  Income taxes paid                                     $                           -     $                               -
                                                        ==============================    ==================================
  Interest expense paid                                 $                           -     $                               -
                                                        ==============================    ==================================


         The accompanying footnotes are an integral part of these financial statements.

                                              F-3


                                             XPENTION GENETICS, INC.
                                          (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 INCEPTION (OCTOBER 13, 2004) TO August 31, 2005

                                                                                                  (Deficit)
                                                                                    Deferred     Accumulated
                                                Common Stock         Additional       Stock       During the
                                              Shares      Amount  Paid in Capital Compensation  Development Stage   Total
                                           -------------------------------------------------------------------------------
Inception (October 13, 2004)                          -        $ -           $ -             $ -          $ -         $ -

Stock issued for cash                        14,300,000        100             -               -            -         100

Recapitalization                             42,542,500          -             -               -            -           -

Net (loss)                                            -          -             -               -     (156,750)   (156,750)
                                           -------------------------------------------------------------------------------

Balance, May 31, 2005                        56,842,500        100             -               -     (156,750)   (156,650)

June 15, 2005 Private placement                 333,333        333       399,667               -            -     400,000

June 28, 2005 stock issued for research &
    development                                 450,000        450       368,550               -            -     369,000

Deferred stock compensation                           -          -             -        (276,750)           -    (276,750)

Reclassification                                      -     56,743       (56,743)              -            -           -

Net (loss)                                            -          -             -               -     (226,860)   (226,860)

                                           -------------------------------------------------------------------------------
Balance August 31, 2005                      57,625,833   $ 57,626     $ 711,474      $ (276,750)  $ (383,610)  $ 108,740
                                           ===============================================================================


         The accompanying footnotes are an integral part of these financial statements.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 August 31, 2005
                            (Unaudited and Restated)


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


These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2005, for Xpention Genetics, Inc. on Form 10KSB, as amended, as filed with the Securities and Exchange Commission.


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

Organization


Xpention Genetics, Inc. (the Company) was incorporated in the State of Colorado on October 13, 2004, and has been in the development stage since its inception. In March 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005 the Company changed its name to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end and.


During March 2005 Bayview issued 14,300,000 shares of its common stock to the shareholders of the Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention pursuant to an Agreement and Plan of Reorganization. In addition, Concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 August 31, 2005
                            (Unaudited and Restated)

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


NOTE 2. STOCKHOLDERS' EQUITY


In June 2005, the Company issued 333,333 shares of common stock for cash of $400,000, or $1.20 per share.

In June 2005, the Company issued 450,000 shares of common stock valued at $369,000, or $ .82 per share in exchange for research and development costs to be incurred over the next 12 months. The shares were valued at their fair market value on the date it was agreed they would be issued. During the period $78,760 has been chared to operations as research and development and $276,570 has been recorded as deferred compensation at August 31, 2005.



NOTE 3. COMMITMENTS

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminates on July 1, 2006 and requires payments to CSU totaling $17,520.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 August 31, 2005
                            (Unaudited and Restated)

NOTE 4. CORRECTION OF AN ERROR

In March 2006, the Company determined that the Bayview/Xpention transaction should be treated as a recapitalization rather than as a purchase, the financial statements and footnotes have been restated to reflect a decrease in the inception to date net loss of $86,117 or $0.00 per share.

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

Since inception, the Company has not generated any revenues and has incurred expenses totaling $379,209 plus interest expense of ($4,401) for a total loss since inception of $383,610.


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

Dated:  April 19, 2006

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President