Form 10QSB/A
period 2005-11-30
XPENTION GENETICS INC
filed 2006-04-24
CIK 1223533

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)



                                NOVEMBER 30, 2005
                            (Unaudited) and Restated

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                November 30, 2005
                            (Unaudited) and Restated

ASSETS

Current assets
   Cash and cash equivalents                                          $ 178,709
                                                                      ==========

LIABILITIES

Current liabilities
   Accounts payable                                                    $     60
   Accrued expenses                                                     104,651
   Note payable                                                         100,000
                                                                       ---------
    Total current liabilities                                           204,711
                                                                       ---------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  none issued or outstanding                                                  -
Common stock, $0.001 par value, 100,000,000 shares authorized,
  57,625,833 shares issued and outstanding                               57,625
Additional paid-in capital                                              711,474
Deferred stock compensation                                            (184,500)
(Deficit) accumulated during the development stage                     (610,602)
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


                                             XPENTION GENETICS, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREEAND SIX MONTHS ENDED NOVEMBER 30, 2005, (INCEPTION) OCTOBER 13,
                         2004 TO NOVEMBER 30, 2004, AND (INCEPTION) OCTOBER 13, 2004 TO
                                                NOVEMBER 30, 2005
                                            (Unaudited and Restated)


                                                                                         (Inception)          (Inception)
                                            Three Months Ended   Six Months Ended      October 13, 2004     October 13, 2004
                                            November 30, 2005    November 30, 2005   to November 30, 2004  to November 30, 2005
                                            -----------------------------------------------------------------------------------
Revenues                                          $            -     $           -     $           -   $                 -
                                                 ----------------   ---------------   ---------------  --------------------

Expenses
   Research and development                              102,665           181,425                 -               181,425
   General and administrative non cash stock
        compensation                                      92,250           184,500                 -               184,500
    General and administrative                            30,828            85,427            14,278               239,026
                                                 ----------------   ---------------   ---------------  --------------------
                                                         225,743           451,352            14,278               604,951
                                                 ----------------   ---------------   ---------------  --------------------

Operating (loss)                                        (225,743)         (451,352)          (14,278)             (604,951)
                                                 ----------------   ---------------   ---------------  --------------------

Other income (expense)
   Interest expense                                       (1,250)           (2,500)             (247)               (5,651)
                                                 ----------------   ---------------   ---------------  --------------------

Net (loss)                                        $     (226,993)   $     (453,852)    $     (14,525)   $         (610,602)
                                                 ----------------   ---------------   ---------------  --------------------

Basic and diluted
Weighted average shares outstanding                   57,625,833        57,529,658        56,842,500
                                                 ================   ===============   ===============

Basic and diluted:
  (Loss) per share                                $        (0.00)    $       (0.01)    $       (0.00)
                                                 ================   ===============   ===============

         The accompanying footnotes are an integral part of these financial statements.


                                              F-2


                                        XPENTION GENETICS, INC.
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2005, (INCEPTION) OCTOBER 13, 2004
                                TO NOVEMBER 30, 2004, AND (INCEPTION)
                                OCTOBER 13, 2004 TO NOVEMBER 30, 2005
                                       (Unaudited and Restated)

                                                                                    (Inception)           (Inception)
                                                             Six Months Ended    October 13, 2004 to     October 13, 2004 to
                                                             November 30, 2005   November 30, 2004       November 30, 2005
                                                             ---------------------------------------------------------------
Cash Flows From Operating Activities
   Net (loss)                                                 $      (453,852)   $         (14,525)   $            (610,602)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities
      Stock compensation expense                                      184,500                    -                  184,500
      Prepaid expenses                                                      -              (21,250)                       -
      Accounts payable and accrued liabilities                         32,639                8,247                  104,711
                                                             -----------------   ------------------  -----------------------
Cash flows (used in) operating activities                            (236,713)             (27,528)                (321,391)
                                                             -----------------   ------------------  -----------------------


Cash Flows From Investing Activities
Cash flows provided by investing activities                                 -                    -                        -
                                                             -----------------   ------------------  -----------------------


Cash Flows From Financing Activities
   Proceeds from note payable                                               -              100,000                  100,000
   Proceeds from issuance of common stock                             400,000                  100                  400,100
                                                             -----------------   ------------------  -----------------------
Cash flows provided by financing activities                           400,000              100,100                  500,100
                                                             -----------------   ------------------  -----------------------

Increase in cash                                                      163,287               72,572                  178,709

Cash, beginning of period                                              15,422                    -                        -
                                                             -----------------   ------------------  -----------------------

Cash, end of period                                          $        178,709    $          72,572    $             178,709
                                                             =================   ==================  =======================

 The accompanying footnotes are an integral part of these financial statements.

                                      F-3


                                             XPENTION GENETICS, INC.
                                          (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                INCEPTION (OCTOBER 13, 2004) TO NOVEMBER 30, 2005

                                                                                                     (Deficit)
                                                                                       Deferred      Accumulated
                                                 Common Stock        Additional         Stock       During the
                                              Shares       Amount    Paid in Capital  Compensation  Development Stage  Total
                                           ---------------------------------------------------------------------------------
Inception (October 13, 2004)                           -        $ -           $ -              $ -          $ -         $ -

Stock issued in acquition                     14,300,000        100             -                -            -         100

Recapitalization                              42,542,500          -             -                -            -           -
                                                                                                                          -
Net (loss)                                             -          -             -                -     (156,750)   (156,750)
                                           ---------------------------------------------------------------------------------

Balance, May 31, 2005                         56,842,500        100 #           -                -     (156,750)   (156,650)

June 15, 2005 Private placement                  333,333        333       399,667                -            -     400,000

June 28, 2005 stock issued for research
   & development                                 450,000        450       368,550         (369,000)           -           -

Deferred stock compensation                            -                        -          184,500            -     184,500

Reclassification                                       -     56,743       (56,743)               -            -           -

Net (loss)                                             -          -             -                -     (453,852)   (453,852)

                                           ---------------------------------------------------------------------------------
Balance November 30, 2005                     57,625,833   $ 57,626     $ 711,474       $ (184,500)  $ (610,602)  $ (26,002)
                                           =================================================================================


 The accompanying footnotes are an integral part of these financial statements.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005
                            (Unaudited and Restated)


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

Organization

Xpention Genetics, Inc. (the Company) was incorporated in the State of Colorado on October 13, 2004 and has been in the development stage since its inception. In March 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005 the Company changed its name to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end.

During March 2005 Bayview issued 14,300,000 shares of its common stock to the shareholders of the Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention pursuant to an Agreement and Plan of Reorganization. In addition, Concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005
                            (Unaudited and Restated)

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

On May 28, 2005, the Company entered into a Research Contract with Genethera, Inc. for research activities for the development of the p65 molecular assay for canines. The contract became effective on May 28, 2005 and expires on May 30, 2006, and requires payments to Genethera of $20,000 per month.

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005 and expires on July 28, 2006 and requires payments to Genethera Inc. of $10,000 per month.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005
                            (Unaudited and Restated)

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

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminates on July 1, 2006, and requires payments to CSU totaling $17,520.

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


NOTE 3. COMMON STOCK

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continues until at least May 31, 2006. The Company granted Slaga 450,000 shares of restricted common stock as compensation for such services. The shares were valued at their fair market value on the date it was agreed they would be issued. During the period $102,665 has been charged to operations as research and development and $184,500 has bee recorded as deferred compensation at November 30, 2005.


On June 15, 2005, the Company entered into a Subscription Agreement with a private investor for the sale of 333,333 shares of restricted common stock for cash at a price of $1.20 per share.


NOTE 4. NOTE PAYABLE

The Company's wholly-owned subsidiary entered into a loan agreement for $100,000 on November 12, 2004. Interest accrues at a rate of 5.0% per annum. The note's original maturity date was November 12, 2005, however, on that date, the parties agreed to extend the note to March 1, 2006.

NOTE 5. SUBSEQUENT EVENTS

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

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005
                            (Unaudited and Restated)

NOTE 6. CORRECTION OF AN ERROR

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

The Company had a net loss for the quarter of ($226,993) in the quarter in 2005. Net loss per share was nominal in the quarter in 2005.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2005

The Company had no revenues in the six-month period.

For the six-month period ending November 30, 2005, the Company incurred expenses totaling $451,352 including research and development expenses of $181,425, administrative expenses of $85,427 and stock compensation (non-cash) of $184,500.

Since inception, the Company has not generated any revenues and has incurred expenses totaling $604,951 plus interest expense of $5,651 for a total loss since inception of $610,602.


The Company expects the trend of losses, in the future, will continue at the current rate until revenues can be achieved, which is not assured.

The Company had $178,709 in cash on hand at November 30, 2005 and accounts payable and accrued liabilities totaling $104,711 and a note payable of $100,000 at November 30, 2005.

The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period.

The Company has no capital resources other than its capital stock with which to raise more cash.

Item 3.  Controls and Procedures


The Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter end of this report. Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-QSB.


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