Form 10QSB
period 2006-02-28
XPENTION GENETICS INC
filed 2006-04-24
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 28, 2006
                                      -----------------

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
                                                ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,625,833 shares of $0.001 par value common stock outstanding as of April 24, 2006.

Transitional Small Business Disclosure Format        Yes [_]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements





                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    Consolidated Balance Sheet
                                        February 28, 2006
                                           (Unaudited)

ASSETS

Current assets
Cash and cash equivalents                                                   $            27,743
                                                                            ====================


LIABILITIES

Current liabilities
Accounts payable                                                            $             5,011
Accrued expenses                                                                        129,901
Note payable                                                                            100,000
                                                                            --------------------
    Total current liabilities                                                           234,912
                                                                            --------------------


STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued or outstanding                                                                 -
Common stock, $0.001 par value, 100,000,000 shares authorized,
     57,625,833 shares issued and outstanding                                            57,626
Additional paid-in capital                                                              711,474
Deferred stock compensation                                                             (92,250)
(Deficit) accumulated during the development stage                                     (884,019)
                                                                                 ---------------
                                                                                       (207,169)

                                                                            --------------------

                                                                            $            27,743
                                                                            ====================



         The accompanying footnotes are an integral part of these financial statements.


                                              F-1



   XPENTION GENETICS, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005, NINE MONTHS
                      ENDED FEBRUARY 28, 2006, (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28,
                           2005, AND (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28, 2006
                                                   (Unaudited)



                                                                      Nine Months Ended    (INCEPTION)           (INCEPTION)
                                      Three Months Ended February 28  February 28,       OCTOBER 13, 2004       OCTOBER 13, 2004
                                            2006           2005          2006           TO FEBRUARY 28, 2005  TO FEBRUARY 28, 2006
                                         ------------   -----------   -------------     --------------------  --------------------
Revenues                                 $          -   $        -     $         -       $          -           $         -
                                         ------------   -----------   -------------     ----------------      ----------------

Expenses
 Research and devevelopment                  149,306             -         330,731                  -               330,731
 General and administrative
       non cash stock compensation            92,250             -         276,750                  -               276,750
 General and administrative                   30,611        34,112         116,038             48,390               269,637
                                         ------------   -----------   -------------     ----------------      ----------------
                                             272,167        34,112         723,519             48,390               877,118
                                         ------------   -----------   -------------     ----------------      ----------------

Operating (loss)                            (272,167)      (34,112)       (723,519)           (48,390)             (877,118)
                                         ------------   -----------   -------------     ----------------      ----------------

Other income (expense)
Interest expense                              (1,250)       (1,139)         (3,750)            (1,386)               (6,901)
                                         ------------   -----------   -------------     ----------------      ----------------

Net (loss)                                $ (273,417)    $ (35,251)    $  (727,269)    $      (49,776)       $     (884,019)
                                         ------------   -----------   -------------     ----------------      ----------------

Basic and diluted:
  (Loss) per share                        $    (0.00)   $    (0.00)   $      (0.01)     $         (0.00)      $         (0.02)
                                         ============   ===========   =============     ================      ==================

  Weighted average shares outstanding      57,625,833     56,843,000     57,561,364          56,843,000            57,232,659
                                         ============   ===========   =============     ================      ==================

                 The accompanying footnotes are an integral part of these financial statements.



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005, NINE MONTHS
        ENDED FEBRUARY 28, 2006, (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28, 2005, AND
                        (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28, 2006
                                           (Unaudited)




                                                         Nine Months Ended           (INCEPTION)               (INCEPTION)
                                                           February 28,           OCTOBER 13, 2004          OCTOBER 13, 2004
                                                              2006              TO FEBRUARY 28, 2005      TO FEBRUARY 28, 2006
                                                      ---------------------------------------------------------------------
Cash Flows From Operating Activities
Net (loss)                                            $      (727,269)   $             (49,776)  $                (884,019)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities
      Stock compensation expense                              276,750                        -                     276,750
      Prepaid expenses                                              -                  (15,000)                          -
      Accounts payable and accrued expenses                       62,840                   34,248                     134,912
                                                    -----------------------------------------------------------------------
Cash flows (used in) operating activities                    (387,679)                 (30,528)                   (472,357)
                                                    -----------------------------------------------------------------------

Cash Flows From Investing Activities
Cash flows provided by (used in) investing
activities                                                          -                        -                           -
                                                    -----------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from note payable                                       -                  100,000                     100,000
Proceeds from issuance of common stock                        400,000                      100                     400,100
                                                    -----------------------------------------------------------------------
Cash flows provided by financing activities                   400,000                  100,100                     500,100
                                                    -----------------------------------------------------------------------

Increase in cash                                               12,321                   69,572                      27,743

Cash, beginning of period                                      15,422                        -                           -
                                                    -----------------------------------------------------------------------

Cash, end of period                                   $        27,743    $              69,572   $                  27,743
                                                    =======================================================================


Supplemental cash flow information
  Income taxes paid                                   $             -    $                   -   $                       -
                                                    =======================================================================
  Interest expense paid                               $         5,000    $                   -   $                   5,000
                                                    =======================================================================


         The accompanying footnotes are an integral part of these financial statements.

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                February 28, 2006
                                   (Unaudited)


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

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                February 28, 2006
                                   (Unaudited)

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


NOTE 2. COMMITMENTS

On May 31, 2005, the Company entered into a Research Agreement with AMC Cancer Research Center for research activities for the development of the p65 immunological test for canines. The estimated cost for the project was $58,946 the agreement expired on January 30, 2006, and no payments were made or required.

On May 28, 2005, the Company entered into a Research Contract with Genethera, Inc. for research activities for the development of the p65 molecular assay for canines. The contract became effective on May 28, 2005, and expires on May 30, 2006, and requires payments to Genethera of $20,000 per month. Payments are current through February 28, 2006.

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005, and expires on July 28, 2006, and requires payments to Genethera Inc. of $10,000 per month. Payments are current through February 28, 2006.

On February 17, 2005, the Company's wholly-owned subsidiary Xpention, Inc. entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                February 28, 2006
                                   (Unaudited)

for the license which was expensed during the year ended May 31, 2005. The Agreement call for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminates on July 1, 2006, and requires payments to CSU totaling $17,520. Payments through February 28, 2006 were $16,425.

On November 2, 2005, the Company amended its Research Agreement with Colorado state University. The amendment calls for CSU to collect additional blood samples for use by the Company in development of a canine cancer detection test and extends the agreement to November 1, 2006. The Company will pay Colorado State University an additional $15,330 for the work performed pursuant to the amendment.

On December 1, 2005, the company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio ("UTHSCSA") whereby UTHSCSA agreed to perform research activities for development of an immunological test for canines. This agreement replaces the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC. The agreement with UTHSCSA will permit the Company to continue its collaboration with Dr. Margaret Hanausek who accepted a faculty position at UTHSCSA. The Company will pay $64,306 to UTHSCSA for work performed pursuant to the Agreement. Payments through February 28, 2006 were $59,306.


NOTE 3. NOTE PAYABLE

The Company's wholly-owned subsidiary entered into a loan agreement for $100,000 on November 12, 2004. Interest accrues at a rate of 5.0% per annum. The note's original maturity date was November 12, 2005, however, on that date, the parties agreed to extend the note to March 1, 2006.

NOTE 4. COMMON STOCK

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continues until at least May 31, 2006. The Company granted Slaga 450,000 shares of restricted common stock as compensation for such services. The shares were

                             Xpention Genetics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                February 28, 2006
                                   (Unaudited)

valued at their fair market value on the date it was agreed they would be issued. During the period $102,665 has been charged to operations as research and development and $92,250 has bee recorded as deferred compensation at November 30, 2005.

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

During the interim period ended February 28, 2006, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its products during FY 2006.

Results of Operations for the Period Ended February 28, 2006

The Company did not earn any revenues during the three-month period ended February 28, 2006. For the three-month period ended February 28, 2006, the Company incurred expenses totaling $272,167 including research and development expenses of $149,306, administrative expenses of $30,611 and stock compensation (non-cash) of $92,250 plus interest expense of $1,250 for a net loss during the period of $273,417. The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period. For the nine-month period ended February 28, 2006, the Company incurred expenses totaling $723,519 including research and development expenses of $330,731, administrative expenses of $116,038 and stock compensation (non-cash) of $276,750 plus interest expense of $3,750 for a net loss during the period of $727,269. Since inception, the Company has not generated any revenues and has incurred expenses totaling $877,118 plus interest expense of $ 6,901 for a net loss since inception of $884,019. Need to include comparatives to prior period.

At February 28, 2006, the Company had $27,743 in cash on hand, accounts payable and accrued expenses totaling $134,912 and note payable of $100,000.


Item 3.  Controls and Procedures

Evalution of Disclosure Controls

Management evaluated the effectiveness of the disclosure controls and procedures as of the end at February 28, 2006. This evaluation was conducted by the chief executive officer and principal accounting officer.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the quarter ended February 28, 2006.


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

            8-K filed on March 9, 2006

            8-K filed on March 16, 2006

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 24, 2006

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President