Form 10KSB
period 2006-05-31
XPENTION GENETICS INC
filed 2006-09-15
CIK 1223533

FORM 10-KSB


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended May 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Aggregate market value of the 31,575,458 shares of common voting stock held by non-affiliates of the registrant as of September 15, 2006 was $789,386 based on the bid price at September 15, 2006 of $.025 as reported by OTCBB.

     Number of authorized outstanding shares of the registrant's $.001 par value common stock, as of May 31, 2006: 57,625,833.

                                TABLE OF CONTENTS

                                        PART I

  Item 1.   Description of Business
  Item 2.   Description of Property
  Item 3.   Legal Proceedings
  Item 4.   Submission of Matters to a Vote of Security Holders


PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters
  Item 6.   Management's Discussion and Analysis or Plan of Operation
  Item 7.   Financial Statements
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 8A.  Controls and Procedures
  Item 8B.  Subsequent Events

                                    PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10.  Executive Compensation
  Item 11.  Security Ownership of Certain Beneficial Owners and Management
  Item 12.  Certain Relationships and Related Transactions

                                    PART IV

  Item 13.  Exhibits and Reports on Form 8-K
  Item 14.  Principal Accountant Fees and Services

SIGNATURES

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

     The National Institutes of Health estimate overall costs for cancer in the year 2002 at $171.6 billion. $60.9 billion for direct medical costs (total of all health expenditures) and $15.5 billion for indirect morbidity costs (cost of lost productivity due to premature death). An estimated 250,000 new cases of breast cancer in women and 220,000 new cases of prostate cancer in men occurred in 2003.

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

PLAN OF OPERATION

     Through its subsidiary, the Company has the rights to a genetic marker in the blood called, P65. P65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission. Levels of p65 also appear to have a direct correlation to tumor mass/ size. Initially, the Company intended to utilize its licensed technology to develop an immunological test for the detection of cancer in canines. This development stage of the test was anticipated to last approximately six to eight months but has been substantially delayed. If development of the immunological test is successful, the Company hopes to commercialize the test through licensing the test to third parties for sale and distribution.

P65 THERAPEUTIC VACCINE

     If tests warrant, the company intends to pursue development of therapeutic vaccines utilizing RNAi (interference RNA) technology. Any changes in the genetic dynamic of P65 appear to steer cells toward abnormal growth resulting in tumor development. The hallmark of P65 alter -ation is a pronounced increase in the level of gene expression. Other oncogenes such as ERB2 are found to be elevated primarily in breast cancer. It has been shown that once the level of ERB2 goes back to normal, cancer growth slows down or disappears.

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



                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock trades on the Pink Sheets under the symbol "XPNG.PK" The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended May 31, 2005                    HIGH         LOW
-----------------------

First Quarter                             1.20          .21
Second Quarter                             .35          .03
Third Quarter                              .29          .10
Fourth Quarter                             .27          .12


Year Ended May 31, 2006
-----------------------

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


NUMBER OF HOLDERS

     As of May 31, 2006, there were approximately 45 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of May 31, 2006, there were approximately 57,625,833 shares of common stock outstanding on record with the Company's stock transfer agent, Holladay Stock Transfer, Inc.


DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


SALES OF UNREGISTERED SECURITIES

        None


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

Management's Discussion and Analysis or Plan of Operation

During the fiscal year ended May 31, 2006, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company.

The Company is presently seeking bridge financing to provide sufficient funds for payment of amounts due under research contracts as well as accrued but unpaid professional fees and administrative expenses until such time as additional stock can be sold to provide permanent capital to fund ongoing research and operations.


Results of Operations for the Fiscal Year Ended May 31, 2006

The Company did not earn any revenues during the fiscal year ended May 31, 2006. For the fiscal year ended May 31, 2006, the Company incurred expenses totaling $971,204 including research and development expenses of $453,871, administrative expenses of $148,333 and stock compensation (non-cash) of $369,000 plus interest expense of $5,000 for a total loss during the period of $976,204. The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period. For the fiscal year ending May 31, 2005, the Company incurred general and administrative expenses totaling $153,599 plus interest expense of $3,151 for a total loss during the period of $156,750. Since inception, the Company has not generated any revenues and has incurred expenses totaling $1,124,803 plus interest expense of $ 8,151 for a total loss since inception of $1,132,954.

At May 31, 2006, the Company had total assets of $19,229 consisting of cash on hand and total liabilities of $383,083 including accounts payable and accrued liabilities totaling $283,083 and note payable of $100,000 due no later than December 31, 2006.

The Company had a net operating loss for the fiscal year ended May 31, 2006 of ($971,204) and a net loss of ($976,204) or ($0.02) per share. At May 31, 2006 the Company had working capital (deficit) and stockholders' (deficit) of $363,854.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) at May 31, 2006 was $(363,854). There was $396,193 of cash flows used in operations during the twelve months ended May 31, 2005. The Company had $19,229 in cash at year end.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        Please refer to pages F-1 through F-14.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

        None

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

ITEM 8B. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

In August 2006, the Company received preliminary research results from The University of Texas Health Science Center at San Antonio under its Research Agreement dated December 1, 2005. The results are presently undergoing peer review.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of May 31, 2006:


     NAME           Age          POSITION HELD                TENURE

David Kittrell      54     President, CEO, CFO, Director    Since February 2005

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



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
David Kittrell, President     2004        $56,000*       0                  0                  0                0
                              2005        $96,000        0                  0                  0                0
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

        None


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:

                8-K filed 6/20/05
                8-K filed 8/3/05
                8-K filed 12/19/05
                8-K filed 1/12/06
                8-K/A filed 1/24/06
                8-K filed 3/9/00
                8-K filed 3/16/06


     2.   Exhibits:

          31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2006 and 2005.

     All audit work was performed by the auditors' full time employees.

     Stark Winter Schenkein & Co., LLP ("Stark") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining Stark's independence.


AUDIT FEES 2006:

     Stark billed the Company for the following professional services: approximately $10,000 for the Xpention (subsidiary audit) and $1,750 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended February 28, 2006.


ALL OTHER FEES

     Stark billed the Company for no other services, including preparation of the tax returns for the Company for 2005, during the fiscal year ended May 31, 2006.


                                      INDEX

                                                      Form 10-KSB
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Xpention Genetics, Inc.

We have audited the accompanying balance sheet of Xpention Genetics, Inc. (a development stage company) as of May 31, 2006, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended May 31, 2006, the period October 13, 2004, to May 31, 2005, and the period from October 13, 2004, (inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xpention Genetics, Inc. (a development stage company) as of May 31, 2006, and the results of its operations, and its cash flows for the year ended May 31, 2006, the period October 13, 2004, to May 31, 2005, and the period from October 13, 2004, (inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
August 31, 2006


                                 XPENTION GENETICS, INC.
                              (A Development Stage Company)
                                      Balance Sheet
                                      May 31, 2006


ASSETS

Current assets
Cash and cash equivalents                                                                   $ 19,229
                                                                                  ===================

LIABILITIES

Current liabilities
Accounts payable and accrued expenses                                                      $ 283,083
   Note payable                                                                              100,000
                                                                                  -------------------
    Total current liabilities                                                                383,083
                                                                                  -------------------


STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                         -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,625,833 shares issued and outstanding                                                     57,626
Additional paid-in capital                                                                   711,474
   (Deficit) accumulated during the development stage                                     (1,132,954)
                                                                                  -------------------
                                                                                            (363,854)
                                                                                  -------------------

                                                                                            $ 19,229
                                                                                  ===================


 The accompanying footnotes are an integral part of these financial statements.



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                   YEAR ENDED MAY 31, 2006 AND FOR THE PERIOD OCTOBER 13, 2004
                (INCEPTION) TO MAY 31, 2005, AND FOR THE PERIOD OCTOBER 13, 2004
                                   (INCEPTION) TO MAY 31, 2006


                                                                             October 31, 2004
                                                     Year Ended               (Inception) to
                                                                          -------------------------------------------------
                                                    May 31, 2006               May 31, 2005              May 31, 2006
                                                ----------------------    -----------------------   -----------------------
Revenues                                                 $ -                        $ -   -                   $ -              -
                                                ----------------------    -----------------------   -----------------------

Expenses
    Research and development                                  453,871                          -                   453,871
    Stock compensation                                        369,000                          -                   369,000
 General and administrative                                   148,333                    153,599                   301,932
                                                ----------------------    -----------------------   -----------------------
                                                              971,204                    153,599                 1,124,803
                                                ----------------------    -----------------------   -----------------------

Operating (loss)                                             (971,204)                  (153,599)               (1,124,803)
                                                ----------------------    -----------------------   -----------------------

Other (expense)
Interest expense                                               (5,000)                    (3,151)                   (8,151)
                                                ----------------------    -----------------------   -----------------------

Net (loss)                                                 $ (976,204)                $ (156,750)             $ (1,132,954)
                                                ======================    =======================   =======================

Basic and diluted:
  (Loss) per share                                            $ (0.02)                   $ (0.00)
                                                ======================    =======================

  Weighted average shares outstanding                      57,577,614                 56,842,500
                                                ======================    =======================


 The accompanying footnotes are an integral part of these financial statements.


                                    XPENTION GENETICS, INC.
                                 (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' (DEFICIT)
                          OCTOBER 13, 2004 (INCEPTION) TO MAY 31, 2006

                                                                                               (Deficit)
                                                                                              Accumulated
                                                        Common Stock            Additional     During the
                                                   Shares          Amount     Paid in CapitalDevelopment Stage  Total
                                               ----------------------------------------------------------------------------
October 13, 2004 (Inception)                                 -            $ -            $ -            $ -            $ -

Stock issued for cash at inception                      13,000            100              -              -            100

Recapitalization                                    56,829,500         56,743        (56,743)             -              -

Net (loss)                                                   -              -              -       (156,750)      (156,750)
                                               ----------------------------------------------------------------------------

Balance, May 31, 2005                               56,842,500         56,843        (56,743)      (156,750)      (156,650)

Common stock issued for cash                           333,333            333        399,667              -        400,000

Common stock issued for services                       450,000            450        368,550              -        369,000

Net (loss)                                                   -              -              -       (976,204)      (976,204)
                                               ----------------------------------------------------------------------------

Balance May 31,  2006                               57,625,833       $ 57,626      $ 711,474    $(1,132,954)    $ (363,854)
                                               ============================================================================



 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                   YEAR ENDED MAY 31, 2006 AND FOR THE PERIOD OCTOBER 13, 2004
                (INCEPTION) TO MAY 31, 2005, AND FOR THE PERIOD OCTOBER 13, 2004
                                   (INCEPTION) TO MAY 31, 2006

                                                                                  October 31, 2004
                                                              Year Ended           (Inception) to
                                                                                 ------------------------------------------
                                                             May 31, 2006           May 31, 2005           May 31, 2006
                                                          -------------------    -------------------    -------------------
Operating Activities
Net (loss)                                                        $ (976,204)            $ (156,750)          $ (1,132,954)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities
Stock compensation                                                   369,000                      -                369,000
Accounts payable and accrued expenses                                211,011                 72,072                283,083
                                                          -----------------------------------------------------------------
Cash flows (used in) operating activities                           (396,193)               (84,678)              (480,871)
                                                          -----------------------------------------------------------------

Investing Activities
Cash flows provided by investing activities                                -                      -                      -
                                                          -----------------------------------------------------------------

Financing Activities
   Proceeds from note payable                                              -                100,000                100,000
Proceeds from issuance of common stock                               400,000                    100                400,100
                                                          -----------------------------------------------------------------
Cash flows provided by financing activities                          400,000                100,100                500,100
                                                          -----------------------------------------------------------------

Increase in cash                                                       3,807                 15,422                 19,229

Cash and cash equivalents, beginning of period                        15,422                      -                      -
                                                          -----------------------------------------------------------------

Cash and cash equivalents, end of period                            $ 19,229               $ 15,422               $ 19,229
                                                          =================================================================

Supplemental cash flow information:

  Income taxes paid                                                      $ -                    $ -                    $ -
                                                          =================================================================

  Interest paid                                                      $ 6,493                    $ -                $ 6,493
                                                          =================================================================


 The accompanying footnotes are an integral part of these financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Xpention Inc. (the Company) was incorporated in the State of Colorado on October 13, 2004. In March 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005 the Company changed its name to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end.

Bayview Corporation was incorporated in the State of Nevada, on September 5, 2002. From inception until February 28, 2005 the Company was primarily engaged in the acquisition and exploration of mining properties. Subsequent to February 28, 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.

During March 2005 Bayview issued 14,300,000 shares of its common stock to the shareholders of the Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention pursuant to an Agreement and Plan of Reorganization.

This acquisition of Xpention, the accounting acquirer, by Bayview a non-operating entity, is considered in substance a capital transaction by the issuance of 14,300,000 shares of common stock by Bayview for all of the issued and outstanding common shares of Xpention, and was accounted for as a reverse acquisition, and no goodwill or other intangible assets were recorded. On this basis, the historical financial statements as of and prior to the acquisition date will represent the operations of Xpention.

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and note payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

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

Recent Pronouncements

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - `Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
  a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

  b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

  c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

  d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

  e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

SFAS 156 - `Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

  1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
  2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
  3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
  4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
  5. Requires   separate   presentation   of  servicing   assets  and  servicing
     liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.


NOTE 2. STOCKHOLDERS' (DEFICIT)

The Company's Board of Directors has the authority to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. In May 2005 the Board of Directors approved a 13 for 1 forward stock split, all share and per share amounts in these financial statements include the effect of this split.

On October 13, 2004, inception, 13,000 shares were issued for cash of $100. In March 2005, the Company issued 14,300,000 shares of common stock valued at $5,600, or $0.00039 per share, the fair market value on that date, in

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

conjunction with the acquisition of Xpention, Inc. Bayview had 42,529,500 shares outstanding at the date of Xpention transaction.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continues until at least May 31, 2006. The Company granted Slaga 450,000 shares of restricted common stock as compensation for such services. The shares were valued at $369,000, their fair market value on the date it was agreed they would be issued.

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
                                                                 -------
                                                                      - %
                                                                 =======

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

         Reconciling items:

         Net operating loss carryforward                           $ 582,000
         Less valuation allowance                                   (582,000)
                                                                   ----------
         Net deferred tax asset                                    $       -
                                                                   ==========

The net operating loss carry forward of approximately $582,000 will expire through 2025. The change in the valuation allowance during the year ended May 31, 2006 was approximately $164,000.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

NOTE 4. NOTE PAYABLE

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) December 31, 2006. Interest expense for the year ended May 31, 2006, October 13, 2004 to May 31, 2005, and October 13, 2004 to May 31, 2006 was $5,000, $3,151
and $8,151 respectively.


NOTE 5.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended May 31, 2006, the Company incurred a net loss of $946,204, and has no revenue generating activities. At May 31, 2006, the Company had a working capital (deficit) and stockholders' (deficit) of $ 333,854.

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


NOTE 6.  ACQUISITION

In February 2005 Bayview entered into an Agreement and Plan of Reorganization with Xpention Inc. ("Xpention") whereby Xpention became a wholly-owned subsidiary of the Company. The Agreement was approved by the shareholders of both the Company and Xpention and became effective in March 2005. As part of the transaction, the President of Xpention, now the President of Xpention Genetics received 14,300,000 shares of the Company's common stock in exchange for his 100 shares representing 100% ownership of Xpention.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2006

NOTE 7. COMMITMENTS

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005, and expired on July 28, 2006, and requires payments to Genethera Inc. of $10,000 per month.

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

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminated on July 1, 2006, and requires payments to CSU totaling $17,520.

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


Dated: September 15, 2006


                                          XPENTION GENETICS, INC.


                                          By: /s/ David Kittrell
                                              ---------------------------------
                                              David Kittrell
                                              President


                                          DIRECTORS:

                                          By: /s/ David Kittrell
                                              --------------------------------


                                          By: /s/ Zbigniew Walaszek
                                              --------------------------------