Form 10QSB
period 2006-08-31
XPENTION GENETICS INC
filed 2006-10-25
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  August 31, 2006
                                      -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,625,833 shares of $0.001 par value common stock outstanding as of October 24, 2006.

Transitional Small Business Disclosure Format (Check one):   [_] Yes     [X] No

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                          BALANCE SHEET
                                         AUGUST 31, 2006
                                           (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                                                                 $ -
                                                                          ====================


LIABILITIES

Current liabilities
Accounts payable and accrued expenses                                               $ 315,798
Advance from shareholder                                                                1,500
   Bank overdraft                                                                       1,244
   Note payable                                                                       100,000
                                                                          --------------------
    Total current liabilities                                                         418,542
                                                                          --------------------


STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                  -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,625,833 shares issued and outstanding                                              57,626
Additional paid-in capital                                                            711,474
   (Deficit) accumulated during the development stage                              (1,187,642)
                                                                          --------------------
                                                                                     (418,542)
                                                                          --------------------

                                                                                          $ -
                                                                          ====================




 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (RESTATED) AND
                         OCTOBER 13, 2004 (INCEPTION) TO AUGUST 31, 2006
                                           (Unaudited)



                                                     Three Months Ended August 31,                  October 13, 2004
                                                      2006                    2005                     (Inception)
                                                                           (Restated)              to August 31, 2006
                                              ---------------------    -------------------    ------------------------------
Revenues                                               $ -                     $ -        -                $ --
                                              ---------------------    -------------------    ------------------------------

Expenses
     Research and development                               13,140                 78,760                           467,011
     Stock compensation                                          -                 92,250                           369,000
 General and administrative                                 40,148                 54,600                           342,080
                                              ---------------------    -------------------    ------------------------------
                                                            53,288                225,610                         1,178,091
                                              ---------------------    -------------------    ------------------------------

Operating (loss)                                           (53,288)              (225,610)                       (1,178,091)
                                              ---------------------    -------------------    ------------------------------

Other income (expense)
Interest expense                                            (1,400)                (1,250)                           (9,551)
                                              ---------------------    -------------------    ------------------------------

Net (loss)                                                 (54,688)              (226,860)                       (1,187,642)
                                              ---------------------    -------------------    ------------------------------

Comprehensive income:
Currency translation gain                                        -                      -                                 -

Comprehensive (loss)                                     $ (54,688)            $ (226,860)                     $ (1,187,642)
                                              =====================    ===================    ==============================

Basic and diluted:
  (Loss) per share                                         $ (0.00)               $ (0.00)
                                              =====================    ===================

  Weighted average shares outstanding                   57,625,833             57,434,529
                                              =====================    ===================

 The accompanying footnotes are an integral part of these financial statements.



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (RESTATED) AND
                         OCTOBER 13, 2004 (INCEPTION) TO AUGUST 31, 2006
                                           (Unaudited)

                                                           Three Months Ended August 31,             October 13, 2004
                                                              2006                2005                  (Inception)
                                                                               (Restated)           to August 31, 2006
                                                        -----------------    ----------------    --------------------------

Cash Flows From Operating Activities
                                                        -----------------    ----------------    --------------------------
Cash flows (used in) operating activities                        (21,973)           (116,670)                     (502,844)
                                                        -----------------    ----------------    --------------------------


Cash Flows From Investing Activities                                   -                   -                             -
                                                        -----------------    ----------------    --------------------------
Cash flows provided by (used in) investing activities                  -                   -                             -
                                                        -----------------    ----------------    --------------------------


Cash Flows From Financing Activities
   Proceeds from note payable                                          -                   -                       100,000
   Bank overdraft                                                  1,244                   -                         1,244
   Advances from shareholder                                       1,500                   -                         1,500
Proceeds from issuance of common stock                                 -             400,000                       400,100
                                                        -----------------    ----------------    --------------------------
Cash flows provided by financing activities                        2,744             400,000                       502,844
                                                        -----------------    ----------------    --------------------------

Increase (decrease) in cash                                      (19,229)            283,330                             -

Cash, beginning of period                                         19,229              15,422                             -
                                                        -----------------    ----------------    --------------------------

Cash, end of period                                      $             -      $      298,752     $                       -
                                                        =================    ================    ==========================


Supplemental cash flow information
  Income taxes paid                                                  $ -                 $ -                           $ -
                                                        =================    ================    ==========================
  Interest expense paid                                              $ -                 $ -                       $ 6,493
                                                        =================    ================    ==========================


 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' (DEFICIT)
                         OCTOBER 13, 2004 (INCEPTION) TO AUGUST 31, 2006
                                           (Unaudited)
                                                                                              (Deficit)
                                                                                             Accumulated
                                                   Common Stock           Additional         During the
                                                Shares       Amount    Paid in Capital    Development Stage       Total
                                            --------------------------------------------------------------------------------
October 13, 2004 (Inception)                             -         $ -              $ -                   $ -           $ -

Stock issued for cash at inception                  13,000         100                -                     -           100

Recapitalization                                56,829,500      56,743          (56,743)                    -             -

Net (loss)                                               -           -                -              (156,750)     (156,750)
                                            --------------------------------------------------------------------------------

Balance, May 31, 2005                           56,842,500      56,843          (56,743)             (156,750)     (156,650)

Common stock issued for cash                       333,333         333          399,667                     -       400,000

Common stock issued for services                   450,000         450          368,550                     -       369,000

Net (loss)                                               -           -                -              (976,204)     (976,204)
                                            --------------------------------------------------------------------------------

Balance May 31,  2006                           57,625,833      57,626          711,474            (1,132,954)     (363,854)
                                            --------------------------------------------------------------------------------

Net (loss)                                               -           -                -               (54,688)      (54,688)

Balance August 31,  2006                        57,625,833    $ 57,626        $ 711,474          $ (1,187,642)   $ (418,542)
                                            --------------------------------------------------------------------------------



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

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2006, for Xpention Genetics, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

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

Organization

Xpention Genetics, Inc. (the Company) was incorporated in the State of Colorado on October 13, 2004, and has been in the development stage since its inception. In March 2005, the Company entered the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. In March 2005, the Company changed its name to Xpention Genetics, Inc. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end.

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

During March 2005, Bayview issued 14,300,000 shares of its common stock to the shareholders of the Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention pursuant to an Agreement and Plan of Reorganization. In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

This acquisition of Xpention, the accounting acquirer, by Bayview a non-operating entity, is considered in substance a capital transaction by the issuance of 14,300,000 shares of common stock by Bayview for all of the issued and outstanding common shares of Xpention, and was accounted for as a reverse acquisition, and no goodwill or other intangible assets were recorded. On this basis, the historical financial statements as of and prior to the acquisition date represent the operations of Xpention.

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

NOTE 2. NOTE PAYABLE

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) December 31, 2006. Interest accrues at a rate of 5.0% per annum.

NOTE 3. COMMITMENTS

On February 17, 2005, the Company's wholly-owned subsidiary Xpention, Inc. entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center ("UTMDACC") to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005. The Agreement calls for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University ("CSU") for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminated on July 1, 2006, and requires payments to CSU totaling $17,520.

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

During the interim period ended August 31, 2006, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its products during FY 2006.

Results of Operations for the Period Ending August 31, 2006

The Company did not earn any revenues during the three-month period ending August 31, 2006. For the three-month period ending August 31, 2006, the Company incurred expenses totaling $53,288 including research and development expenses of $13,140 and general and administrative expenses of $40,148 plus interest expense of $1,400 for a total loss during the period of $54,688. The Company used its cash reserves plus the proceeds of shareholder advances to cover research and development expenses as well as administrative expenses of the Company during the period. For the three-month period ended August 31, 2005 (Restated), the Company incurred expenses of $225,610 including research and development expenses of $78,760, general and administrative expenses of $54,600 and stock compensation expense (non-cash) of $92,250 plus interest expense of $1,250 for a total loss during the period of $226,860. The decrease in the net loss from $226,860 for the three-month period ending August 31, 2005 to a net loss of $54,688 for the three-month period ending August 31, 2006 is primarily a result of decreases in operating expenses including elimination of the stock compensation expense (non-cash) of $92,250 arising from the completion of a consulting agreement during the period ending May 31, 2006, a decrease in research and development expenditures of $65,620 during the period compared to the prior period and a decrease in general and administrative expenses of $14,452 during the period compared to the prior period. Since inception, the Company has not generated any revenues and has incurred expenses totaling $1,178,091 plus interest expense of $ 9,551 for a total loss since inception of $1,187,642.

The Company had no cash on hand at 8/31/2006 and accounts payable and accrued liabilities totaling $315,798, bank overdraft of $1,244 and note payable of $100,000 at 8/31/2006. The Company's ability to pay its accounts payable and accrued expenses and repay the note payable is dependent upon receipt of new funding from shareholder advances, private placements or bridge financing.

Item 3.  Controls and Procedures

Evalution of Disclosure Controls

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

The Company did not issue any securities during the quarter ended August 31, 2006.

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

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 23, 2006

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President