Form 10QSB
period 2006-11-30
XPENTION GENETICS INC
filed 2007-01-19
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2006
                                      -----------------

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
                                                ------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,725,833 shares of $0.001 par value common stock outstanding as of January 16, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                             XPENTION GENETICS, INC
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2006
                                   (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                                                     $                 37
                                                                                   ================


LIABILITIES

Current liabilities
Accounts payable and accrued expenses                                         $            344,201
Adv ance from shareholder                                                                    8,200
   Note payable                                                                            108,000
                                                                              ---------------------
    Total current liabilities                                                              460,401
                                                                              ---------------------


STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                       -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,725,833 shares issued and outstanding                                                   57,726
Additional paid-in capital                                                                 713,774
   (Deficit) accumulated during the development stage                                   (1,231,864)
Other comprehensive income:
  Currency translation gain                                                                      -
                                                                              ---------------------
                                                                                          (460,364)
                                                                              ---------------------

                                                                              $                 37
                                                                              =====================


 The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005 (RESTATED), AND
                        (INCEPTION) OCTOBER 13, 2004 TO NOVEMBER 30, 2006
                                           (UNAUDITED)




                                                                                                       (INCEPTION)
                             Three Months Ended November 30,       Six Months Ended November 30,     OCTOBER 13, 2004
                                  2006             2005               2006              2005       TO NOVEMBER 30, 2006
                             --------------   ----------------   ---------------   ----------------  -----------------

Revenues                     $           -    $             -    $            -    $             -   $              -
                             --------------   ----------------   ---------------   ----------------  -----------------

Expenses
   Research and development              -            102,665                 0            181,425            467,011
   Stock compensation                2,400             92,250             2,400            184,500            371,400
General and administrative          40,188             30,828            93,475             85,427            382,268
                               ------------     --------------      ------------   ----------------     --------------
                                    42,588            225,743            95,875            451,352          1,220,679
                               ------------     --------------      ------------   ----------------     --------------

Operating (loss)                   (42,588)          (225,743)          (95,875)          (451,352)        (1,220,679)
                               ------------     --------------      ------------   ----------------     --------------

Other income (expense)
Interest expense                    (1,634)            (1,250)           (3,034)            (2,500)           (11,185)
                               ------------     --------------      ------------   ----------------     --------------

Net (loss)                     $   (44,222)     $    (226,993)   $      (98,909)   $      (453,852)    $   (1,231,864)
                               ------------     --------------      ------------   ----------------     --------------

Basic and diluted:
  (Loss) per share            $      (0.00)   $         (0.00)   $        (0.00)   $         (0.01)  $          (0.02)
                               ============     ==============      ============   ================     ==============
  Weighted average shares
    outstanding                 57,642,317         57,725,833        57,634,030         57,529,658         57,371,827
                               ============     ==============      ============   ================     ==============

         The accompanying footnotes are an integral part of these financial statements.


                                              F-2


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005 (RESTATED), AND
                (INCEPTION) OCTOBER 13, 2004 TO NOVEMBER 30, 2006
                                  (UNAUDITED)


                                                                               (INCEPTION)
                                             Six Months Ended November 30,  OCTOBER 13, 2004
                                                 2006     2005            TO NOVEMBER 30, 2006
                                             -------------------------   ------------------------

Cash Flows From Operating Activities
Net (loss)                                   $  (98,909)  $  (453,852)   $            (1,231,864)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities
    Stock compensation expense                    2,400       184,500                    371,400
Accounts payable and accrued liabilities         61,117        32,639                    344,201
                                           ------------------------------------------------------
Cash flows (used in) operating activities       (35,392)     (236,713)                  (516,263)
                                           ------------------------------------------------------


Cash Flows From Investing Activities                  -             -                          -
                                           ------------------------------------------------------
Cash flows provided by (used in) investing
    activities                                        -             -                          -
                                           ------------------------------------------------------


Cash Flows From Financing Activities
   Proceeds from note payable                     8,000                                  108,000
   Advances from shareholder                      8,200                                    8,200
Proceeds from issuance of common stock                -       400,000                    400,100
                                           ---------------------------------
Cash flows provided by financing activities      16,200       400,000                    516,300
                                           ------------------------------------------------------

Increase (decrease) in cash                     (19,192)      163,287                         37

Cash, beginning of period                        19,229        15,422                          -
                                           ------------------------------------------------------

Cash, end of period                          $       37   $   178,709    $                    37
                                           ======================================================


Supplemental cash flow information
  Income taxes paid                          $        -   $         -    $                     -
                                           ======================================================
  Interest expense paid                      $        -                  $                 6,493
                                           ======================================================

 The accompanying footnotes are an integral part of these financial statements.

                                      F-3

                             XPENTION GENETICS, INC
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006

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

NOTE 2. NOTE PAYABLE

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) December 31, 2006. Interest accrues at a rate of 5.0% per annum. During the quarter ended November 30, 2006, the note was acquired by The Regency Group, LLC and additional funds totaling $8,000 were advanced under the terms of a bridge loan with interest at 5% and payable on October 9, 2007 or earlier date if financing of $500,000 is obtained. Interest accrues at the rate of 5% per annum and aggregated $5,651 at November 30, 2006.


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

On December 1, 2005, the Company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio ("UTHSCSA") whereby UTHSCSA agreed to perform research activities for development of an immunological test for canines. This agreement replaces the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC. The Company will pay $30,000 to UTHSCSA for work performed pursuant to the Agreement.

On October 11, 2006, the Company entered into a Corporate Development Consulting Services Agreement with Innovision Ltd. Innovision shall assist the company primarily in raising capital as well as other corporate services including targeting possible acquisitions, identifying potential marketing alliances and strategic planning and operational support as requested by the Company. Compensation to Innovision is performance based and consists of commissions paid on capital funding either in cash or in the form of the Company's stock. As of January 16, 2007, the Company has not entered into any agreements for debt or equity financing with sources introduced by Innovision and is not obligated to make any payments under the Agreement.


NOTE 4. STOCKHOLDERS' (DEFICIT)

On November 15, 2006, the Company authorized and issued the award of 100,000 shares to its chief scientific officer as stock compensation. The restricted shares so transferred at as stock for compensation totaling $2,400.

During the period ended November 30, 2007, advances from a shareholder totaled $8,200.

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

Management's Discussion and Analysis or Plan of Operation

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

During the interim period ended November 30, 2006, the Company continued its research activities for the development of an immunological canine cancer detection test which is being conducted by a third party on behalf of the company. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its products during FY 2006.

Results of Operations for the Period Ending November 30, 2006

The Company did not earn any revenues during the three-month period ending November 30, 2006. For the three-month period ending November 30, 2006, the Company incurred expenses totaling $42,588 consisting primarily of general and administrative expenses of $40,188 plus interest expense of $1,634 for a total loss during the period of $42,588. The Company used its cash reserves plus the proceeds of shareholder advances and an increase in its note payable to cover the administrative expenses of the Company during the period. For the three-month period ended November 30, 2005 (Restated), the Company incurred expenses of $225,743 including research and development expenses of $102,665, general and administrative expenses of $30,828 and stock compensation expense (non-cash) of $92,250 plus interest expense of $1,250 for a total loss during the period of $226,993. The decrease in expenses during the three-month period ending November 30, 2006 compared to the same period in the prior year is due primarily to a decrease in the level of research and development expenses in the period combined with a decrease in stock compensation expense arising from the completion of a consulting agreement offset by an increase in general and administrative expenses.

For the six-month period ending November 30, 2006, expenses totalled $98,909 consisting primarily of general and administrative expenses as compared to total expenses of $453,852 for the six-month period ending November 30, 2005 (Restated). The decrease in expenses during the six-month period ending November 30, 2006 is a result of a decrease in research and development expenses and stock compensation expense offset by a slight increase in general and administrative expenses. Since inception, the Company has not generated any revenues and has incurred expenses totaling $1,220,679 plus interest expense of $11,185 for a total loss since inception of $1,231,864.

The Company had $37 cash on hand at November 30, 2006 and accounts payable and accrued liabilities totaling $344,201, note payable of $108,000 and shareholder advances of $8,200 at November 30, 2006. The Company's ability to pay its accounts payable and accrued expenses and repay the note payable is dependent upon receipt of new funding from shareholder advances, private placements or bridge financing.


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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company authorized and issued the award of 100,000 shares to its chief scientific officer as stock compensation. The restricted shares so transferred at as stock for compensation totaling $2,400.


Item 3. Defaults Upon Senior Securities

         None.


Item 4. Submission of Matters to a Vote of Security Holders

         None.


Item 5. Other Information

On October 11, 2006, the Company entered into a Corporate Development Consulting Services Agreement with Innovision Ltd. Innovision shall assist the company primarily in raising capital as well as other corporate services including targeting possible acquisitions, identifying potential marketing alliances and strategic planning and operational support as requested by the Company. Compensation to Innovision is performance based and consists of commissions paid on capital funding either in cash or in the form of the Company's stock. As of January 16, 2007, the Company has not entered into any agreements for debt or equity financing with sources introduced by Innovision and is not obligated to make any payments under the Agreement.


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

Dated:  January 19, 2007

                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President