Form 10KSB/A
period 2005-05-31
XPENTION GENETICS INC
filed 2007-02-01
CIK 1223533

FORM 10-KSB/A

                                  AMENDMENT #2



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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
August 25, 2005
Except for Note 9 dated March 8, 2006

                             XPENTION GENETICS, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  May 31, 2005
                                   (Restated)

ASSETS

Current assets
Cash and cash equivalents                                            $   15,422
                                                                     ===========


LIABILITIES

Current liabilities
Accounts payable                                                     $   12,921
Accrued expenses                                                         59,151
   Note payable                                                         100,000
                                                                     -----------
    Total current liabilities                                           172,072
                                                                     -----------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 56,842,500 shares issued and outstanding                                56,843
Additional paid-in capital                                              (56,743)
   (Deficit) accumulated during the development stage                  (156,750)
                                                                    ------------
                                                                       (156,650)
                                                                    ------------
                                                                     $   15,422
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


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE PERIOD OCTOBER 13, 2004 (INCEPTION) TO MAY 31, 2005
                                           (RESTATED)

                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                         Common Stock            Additional        During the
                                                      Shares        Amount    Paid in Capital  Development Stage   Total
                                                  --------------------------------------------------------------------------
Inception (October 13, 2004)                                    -   $      -        $       -       $        -   $        -

Stock issued for cash at inception                     14,300,000     14,300          (14,200)               -          100

Recapitalization                                       42,542,500     45,543          (42,543)               -            -

Net (loss)                                                      -          -                -         (156,750)    (156,750)
                                                  --------------------------------------------------------------------------

Balance, May 31, 2005 (Restated)                       56,842,500   $ 56,843        $ (56,743)      $ (156,750)  $ (156,650)
                                                  ==========================================================================

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

There was 13,000 shares of common stock issued at inception to the founder for consderationof $100. In March 2005, the Company issued 14,300,000 shares of common stock in conjunction with the reverse acquisition of Bayview Corporation and the related reorganization discussed in Notes 1 and 6.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended May 31, 2005, the Company incurred a net loss of $156,750, and has no revenue generating activities. At May 31, 2005, the Company had a working capital (deficit) and stockholders' (deficit) of $156,650.

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


NOTE 6.  ACQUISITION

In February 2005, Bayview entered into an Agreement and Plan of Reorganization with Xpention Inc. ("Xpention") whereby Xpention became a wholly-owned subsidiary of the Company. The Agreement was approved by the shareholders of both the Company and Xpention and became effective in March 2005. As part of the transaction, the President of Xpention, now the President of Xpention Genetics received 14,300,000 shares of the Company's common stock in exchange for his 13,000 shares representing 100% ownership of Xpention. The transaction has been treated as a capital transaction and is deemed a recapitalization of the Company. Bayview had no assets or liabilities at the date of the recapitalization.


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



Dated: January 31, 2007




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