Form 10QSB/A
period 2006-02-28
XPENTION GENETICS INC
filed 2007-02-01
CIK 1223533

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

Results of Operations for the Period Ended February 28, 2006

The Company did not earn any revenues during the three-month period ended February 28, 2006. For the three-month period ended February 28, 2006, the Company incurred expenses totaling $272,167 including research and development expenses of $149,306, administrative expenses of $30,611 and stock compensation (non-cash) of $92,250 plus interest expense of $1,250 for a net loss during the period of $273,417. The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period. For the nine-month period ended February 28, 2006, the Company incurred expenses totaling $723,519 including research and development expenses of $330,731, administrative expenses of $116,038 and stock compensation (non-cash) of $276,750 plus interest expense of $3,750 for a net loss during the period of $727,269. Since inception, the Company has not generated any revenues and has incurred expenses totaling $877,118 plus interest expense of $6,901 for a net loss since inception of $884,019.

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

Conclusions


The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to material affect the small business issuer's internal control over financial reporting.

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


Item 3. Defaults Upon Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders

         None


Item 5. Other Information

         None


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


Dated:  January 30, 2007


                                        Xpention Genetics, Inc.

                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President