Form 10KSB/A
period 2006-05-31
XPENTION GENETICS INC
filed 2007-03-21
CIK 1223533

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


     Number of authorized outstanding shares of the registrant's $.001 par value common stock, as of September 15, 2006: 57,625,833.

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

Companion Animal Cancers

     There are 65 million pet dogs and nearly 78 million pet cats in the United States, most of whom are considered part of the family. U.S. expenditure on veterinary care for pets in 2004 has grown over previous years and is esti-mated at $8.3 billion with an additional $7.9 billion in supplies and medicine (APPMA 2003/2004 National Pet Owner's Survey). Companion animals are living longer and healthier lives, but are also experiencing a higher frequency of disease. Diagnosis of disease occurs more commonly in the late stages of life.

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


EMPLOYEES


     The Company is a development stage company and as of May 31, 2006 had one salaried employee. Upon the completion of its reorganization the Company's former officers resigned and President and Chief Executive Officer of Xpention Inc., David Kittrell, became the President and CEO of Xpention Genetics in February 2005. The Company expects to continue to use consultants, subcontract labor, attorneys and accountants as necessary and may find a need to engage additional full-time employees as necessary.


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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------


     The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings as of September 6, 2006.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None in fiscal year.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


     The Company's common stock trades on the OTC:BB under the symbol "XPNG.OB" The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended May 31, 2005                    HIGH         LOW
-----------------------

First Quarter                               *             *
Second Quarter                              *             *
Third Quarter                               *             *
Fourth Quarter                            1.26          .88


Year Ended May 31, 2006
-----------------------

First Quarter                              0.28          0.28
Second Quarter                             0.22          0.15
Third Quarter                              0.23          0.21
Fourth Quarter                            $0.14         $0.13


* Not quoted

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


Results of Operations for the Fiscal Year Ended May 31, 2006


The Company did not earn any revenues during the fiscal year ended May 31, 2006. For the fiscal year ended May 31, 2006, the Company incurred expenses totaling $971,204 including research and development expenses of $822,871 of which $369,000 is stock compensation (non-cash) and administrative expenses of $148,333, plus interest expense of $5,000 for a total loss during the period of $976,204. The Company issued 333,333 shares of stock at a price of $1.20 per share in June 2005 generating $400,000 in cash, the proceeds of which were used to cover research and development expenses as well as administrative expenses of the Company during the period. For the fiscal year ending May 31, 2005, the Company incurred general and administrative expenses totaling $153,599 plus interest expense of $3,151 for a total loss during the period of $156,750. Since inception, the Company has not generated any revenues and has incurred expenses totaling $1,124,803 plus interest expense of $8,151 for a total loss since inception of $1,132,954.


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

        Please refer to pages F-1 through F-15.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

        None


ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------


The Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the period included in this report. Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company require to be included in this Form 10-KSB.

There have been no significant changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the most recent quarterly period.



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

*Accrued but not paid

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)


WARRANTS

     The following table sets forth information with respect to options to purchase common stock of the Company granted during fiscal year ended May 31, 2006.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of September 9, 2006. Also included are the shares held by all executive officers and directors as a group.


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


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                   YEAR ENDED MAY 31, 2006 AND FOR THE PERIOD OCTOBER 13, 2004
                (INCEPTION) TO MAY 31, 2005, AND FOR THE PERIOD OCTOBER 13, 2004
                             (INCEPTION) TO MAY 31, 2006 (RESTATED)

                                                                             October 31, 2004
                                                     Year Ended               (Inception) to
                                                                          -------------------------------------------------
                                                    May 31, 2006               May 31, 2005              May 31, 2006
                                                ----------------------    -----------------------   -----------------------
Revenues                                        $                   -     $                    -    $                    -
                                                ----------------------    -----------------------   -----------------------

Expenses
    Research and development                                  822,871                          -                   822,871
 General and administrative                                   148,333                    153,599                   301,932
                                                ----------------------    -----------------------   -----------------------
                                                              971,204                    153,599                 1,124,803
                                                ----------------------    -----------------------   -----------------------

Operating (loss)                                             (971,204)                  (153,599)               (1,124,803)
                                                ----------------------    -----------------------   -----------------------

Other (expense)
Interest expense                                               (5,000)                    (3,151)                   (8,151)
                                                ----------------------    -----------------------   -----------------------

Net (loss)                                                 $ (976,204)                $ (156,750)             $ (1,132,954)
                                                ======================    =======================   =======================

Basic and diluted:
  (Loss) per share                                            $ (0.02)                   $ (0.01)
                                                ======================    =======================

  Weighted average shares outstanding                      57,577,614                 27,987,587
                                                ======================    =======================


The accompanying footnotes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' (DEFICIT)
                          OCTOBER 13, 2004 (INCEPTION) TO MAY 31, 2006
                                           (RESTATED)

                                                                                               (Deficit)
                                                                                              Accumulated
                                                        Common Stock            Additional     During the
                                                   Shares          Amount   Paid in Capital  Development Stage    Total
                                               ----------------------------------------------------------------------------
October 13, 2004 (Inception)                                 -            $ -            $ -            $ -            $ -

Stock issued for cash at inception                  14,300,000         14,300        (14,200)             -            100

Recapitalization                                    42,542,500         42,543        (42,543)             -              -

Net (loss)                                                   -              -              -       (156,750)      (156,750)
                                               ----------------------------------------------------------------------------

Balance, May 31, 2005                               56,842,500         56,843        (56,743)      (156,750)      (156,650)

Common stock issued for cash                           333,333            333        399,667              -        400,000

Common stock issued for services                       450,000            450        368,550              -        369,000

Net (loss)                                                   -              -              -       (976,204)      (976,204)
                                               ----------------------------------------------------------------------------

Balance May 31, 2006                                57,625,833       $ 57,626      $ 711,474    $(1,132,954)    $ (363,854)
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

SFAS 155 - 'Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

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

This Statement:
     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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


NOTE 8.  RESTATEMENT

In February 2007, the Company determined that stock compensation expense of $369,000 should be reclassified to research and development expense. In addition the Company restated the number and par value of shares issued at inception. The financial statements and footnotes have been restated. There was no effect on net loss or per share information.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 19, 2007



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