Form 10QSB
period 2007-02-28
XPENTION GENETICS INC
filed 2007-04-19
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 28, 2007
                                      -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,725,833 shares of $0.001 par value common stock outstanding as of April 11, 2007.

Transitional Small Business Disclosure Format        Yes [_]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements




                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                          BALANCE SHEET
                                        FEBRUARY 28, 2007
                                           (Unaudited)

ASSETS
Current assets
   Cash and cash equivalents                                                               $ 5,926
                                                                               --------------------
         Total assets                                                                      $ 5,926
                                                                               ====================



LIABILITIES

Current liabilities
   Accounts payable and accrued expenses                                                 $ 352,359
   Advance from shareholder                                                                 10,000
   Note payable, related party                                                             108,000
   Convertible debt, net of discount                                                        12,107
                                                                               --------------------
          Total current liabilities                                                        482,466
                                                                               --------------------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued or outstanding                                                                    -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 57,725,833 shares issued and outstanding                                                   57,726
Additional paid-in capital                                                                 734,774
(Deficit) accumulated during the development stage                                      (1,269,040)
                                                                               --------------------
   Total stockholders' (deficit)                                                        (  476,540)
                                                                               --------------------
   Total liabilities and stockholders' (deficit)                                           $ 5,926
                                                                               ====================



 The accompanying footnotes are an integral part of these financial statements.


                                         XPENTION GENETICS, INC
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 (RESTATED), AND
                  FOR THE PERIOD FROM (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28, 2007
                                               (Unaudited)



                                                                                                                    (Inception)
                                         Three Months Ended February 28,      Nine Months Ended February 28,     October 13, 2004 to
                                             2007             2006                2007              2006          February 28, 2007
                                                           (Restated)                            (Restated)
                                       --------------    --------------     --------------     --------------    ------------------
Revenues                                  $        -       $         -        $         -       $         -        $             -
                                       --------------    --------------     --------------     --------------    ------------------

Expenses
   Research and development                    3,285           149,306              3,285            330,731               470,296
   General and administrative
      non cash stock compensation                               92,250              2,400            276,750               371,400
   General and administrative                 27,165            30,611            123,040            116,038               411,832
                                       --------------    --------------     --------------     --------------    ------------------
                                              30,450           272,167            128,725            723,519             1,253,528
                                       --------------    --------------     --------------     --------------    ------------------

Operating (loss)                             (30,450)         (272,167)          (128,725)          (723,519)           (1,253,528)
                                       --------------    --------------     --------------     --------------    ------------------

Other income (expense)
   Interest expense                           (4,327)           (1,250)            (7,361)            (3,750)              (15,512)
                                       --------------    --------------     --------------     --------------    ------------------

Net (loss)                                 $ (34,777)       $ (273,417)        $ (136,086)        $ (727,269)         $ (1,269,040)
                                       ==============    ==============     ==============     ==============    ==================


Net (loss) per common share:
   Basic and diluted                         $ (0.00)          $ (0.00)           $ (0.00)           $ (0.01)              $ (0.02)
                                       ==============    ==============     ==============     ==============    ==================

Weighted average shares outstanding:
   Basic and diluted                      57,725,833        57,625,833         57,664,295         57,561,364            57,410,088
                                       ==============    ==============     ==============     ==============    ==================

             The accompanying footnotes are an integral part of these financial statements.

                                                  F-2


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 (RESTATED), AND
      FOR THE PERIOD FROM (INCEPTION) OCTOBER 13, 2004 TO FEBRUARY 28, 2007
                                   (Unaudited)

                                                                                      (Inception)
                                                Nine Months Ended February 28,     October 13, 2004
                                                    2007           2006          to February 28, 2007
                                                                 (Restated)
                                                -------------  --------------   ------------------------

Cash Flows From Operating Activities
   Net (loss)                                     $ (136,086)     $ (727,269)              $ (1,269,040)
Adjustments to reconcile net (loss) to
      to net cash (used in) operating activities:
      Stock compensation expense                       2,400         276,750                    371,400
      Amortization of debt discount                    3,107               -                      3,107
      Accounts payable and accrued liabilities        69,276          62,840                    352,359
                                                -------------  --------------   ------------------------
Net cash (used in) operating activities              (61,303)       (387,679)                  (542,174)
                                                -------------  --------------   ------------------------


Cash Flows From Investing Activities                       -               -                          -
                                                -------------  --------------   ------------------------
Net cash provided by (used in) investing activities        -               -                          -
                                                -------------  --------------   ------------------------


Cash Flows From Financing Activities
   Proceeds from note payable                          8,000               -                    108,000
   Proceeds from convertible debt                     30,000               -                     30,000
   Advances from shareholder                          10,000               -                     10,000
   Proceeds from issuance of common stock                  -         400,000                    400,100
                                                -------------  --------------   ------------------------
Net cash provided by financing activities             48,000         400,000                    548,100
                                                -------------  --------------   ------------------------

Net increase (decrease) in cash                      (13,303)         12,321                      5,926

Cash, beginning of period                             19,229          15,422                          -
                                                -------------  --------------   ------------------------

Cash, end of period                                  $ 5,926        $ 27,743                    $ 5,926
                                                =============  ==============   ========================

Supplemental cash flow information
  Income taxes paid                                      $ -             $ -                        $ -
                                                =============  ==============   ========================
  Interest expense paid                                  $ -             $ -                    $ 5,000
                                                =============  ==============   ========================


         The accompanying footnotes are an integral part of these financial statements.

                                              F-3


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)



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

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2006, for Xpention Genetics, Inc. on Form 10KSB/A, as filed with the Securities and Exchange Commission.

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

Organization

Xpention Genetics, Inc. (the "Company") represents the result of a merger between Bayview Corporation ("Bayview"), a public company, and Xpention, Inc., a private company. During March 2005, Bayview issued 14,300,000 shares of its common stock to the sole shareholder of Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention, Inc. pursuant to an Agreement and Plan of Reorganization (the "Merger"). In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

For accounting purposes, this acquisition of Xpention, Inc. by Bayview, a non-operating entity, represents a reverse acquisition under which Xpention, Inc. is recognized as the accounting acquirer. In substance, the Merger was recorded as a capital transaction by the issuance of 42,542,500 shares of common stock by the Company for all of the issued and outstanding common shares of Bayview. No goodwill or other intangible assets were recorded and the historical financial statements as of and prior to the acquisition date represent the operations of Xpention, Inc.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

The Company has been in the development stage since its formation (October 13, 2004) and has not yet realized any revenues from its planned operations. The Company has chosen May 31 as its fiscal year-end.

Xpention, Inc. (a wholly-owned subsidiary of the Company) was incorporated in the State of Colorado on October 13, 2004. Since its inception, Xpention, Inc. has participated in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.

Bayview was incorporated in the State of Nevada, on September 5, 2002. From inception until February 28, 2005, Bayview was primarily engaged in the acquisition and exploration of mining properties, but had ceased operations by February 28, 2005. As of the date of the Merger, Bayview had no assets and no operations and has been treated as the acquired company for accounting purposes.

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

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), and EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company recognizes the value of conversion rights attached to convertible debt instruments. These rights give the holders the ability to convert the debt instruments into shares of common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of the related debt.

NOTE 2.   NOTE PAYABLE, RELATED PARTY

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) December 31, 2006. The due date was subsequently extended to June 1, 2007. During 2006, the note was acquired by The Regency Group, LLC and additional funds totaling $8,000 were advanced under the terms of a bridge loan which is payable on October 9, 2007 or earlier date if financing of $500,000 is obtained. Interest on both notes accrues at the rate of 5% per annum and aggregated $7,405 at February 28, 2007. Certain owners of The Regency Group LLC are also stockholders of our Company.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

NOTE 3.   CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and are due on January 5, 2008. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.01 per share.

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.010 per share which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. For accounting purposes, we allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount will be amortized as interest expense over the one year life of the debentures. For the quarter ended February 28, 2007, we recorded $3,107 of amortization expense related to the debentures.

A convertible debenture in the amount of $15,000 is held by The Regency Group LLC, an entity affiliated through common ownership interests.

At February 28, 2007, the balance of the convertible debt is as follows:

        Convertible debt                                $30,000
        Less debt discount                              (21,000)
                                                        --------
        Subtotal                                          9,000
                                                        --------
        Amortization                                      3,107
                                                        --------
        Total                                           $12,107
                                                        --------

NOTE 4.   COMMITMENTS

On February 17, 2005, the Company's wholly-owned subsidiary Xpention, Inc. entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center ("UTMDACC") to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005. The Agreement calls for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition, payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

On October 11, 2006, the Company entered into a Corporate Development Consulting Services Agreement with Innovision Ltd. Innovision shall assist the company primarily in raising capital as well as other corporate services including targeting possible acquisitions, identifying potential marketing alliances and strategic planning and operational support as requested by the Company. Compensation to Innovision is performance based and consists of commissions paid on capital funding either in cash or in the form of the Company's stock. As of April 7, 2007, the Company has not entered into any agreements for debt or equity financing with sources introduced by Innovision and is not obligated to make any payments under the Agreement.

Effective November 1, 2004, the Company entered into a five year employment agreement with its President that provides for compensation of $8,000 per month plus a bonus of $96,000 if and when the Company earns $1,000,000 net profit. During the nine months ended February 28, 2007, the Company accrued compensation cost of $72,000, but no cash payments have been made. The total amount accrued and unpaid at of February 28, 2007 was $224,000.

NOTE 5.   STOCKHOLDERS' (DEFICIT)

On November 15, 2006, the Company authorized and issued an award of 100,000 shares of common stock to its chief scientific officer as stock compensation for his service as an officer and director. The services were valued at $2,400, the fair market value of the stock issued.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in our Annual Report on Form 10-KSB.

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

During the interim period ended February 28, 2007, the Company continued its research activities for the development of an immunological canine cancer detection test which is being conducted by a third party on behalf of the Company. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its technology during FY 2007.

Liquidity and Capital Resources

As of February 28, 2007, we had a working capital deficit of $(476,540) comprised of current assets of $5,926 and current liabilities of $482,466. This represents an increase in the deficit of $112,686 from the working capital deficit of $(363,854) at fiscal year end May 31, 2006.

The report of our independent accountants on our financial statements at May 31, 2006 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. During the first nine months of 2007, we spent $5,685 on research and development expenses. This compares to $607,481 for the comparable period in 2006. From inception to February 28, 2007, we have spent $826,156 on our research and development efforts to commercialize the p65 technology.

All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from shareholder. From inception through February 28, 2007, we received $792,500 in cash, services and other consideration through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

The Company's ability to pay its accounts payable and accrued expenses and repay its borrowings is dependent upon receipt of new funding from shareholder advances, private placements or debt financing. One of our shareholders has periodically advanced funds to us to meet our working capital needs. Advances during 2007 total $10,000. The shareholder is under no obligations to continue these advances.

Net cash used in operating activities was $61,303 during the first nine months of 2007, compared to $387,679 during the first nine months of 2006. Our lack of working capital has required us to reduce spending on research and development activities.

Net cash provided by financing activities was $48,000 during the first nine months of 2007, compared to $400,000 during the first nine months of 2006. In addition to $10,000 in advances received from shareholder during 2007, we received proceeds of $30,000 from the sale of convertible debentures. The debentures bear interest at 8% and are convertible into shares of common stock at a rate of $0.01 per share. We also received proceeds from a bridge loan of $8,000 from the same lender that holds the $100,000 note payable. During 2006, we received net cash proceeds of $400,000 from the sale of 333,333 restricted common shares to a private investor.

Results of Operations - Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended February 28, 2007, we recorded a net loss of $(34,777), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(273,417) or $(0.00) per share.

Research and development costs decreased $235,871 from $241,556 in 2006 to $5,685 in 2007. We delayed some spending on research and development activities as we seek additional funding.

General and administrative expense decreased to $27,165 for the three months ended February 28, 2007 compared to $30,611 during the same period of 2006. There were no material changes in any general or administrative expense. These expenses continue to consist primarily of the accrual for compensation costs and professional fees associated with our status as a public company.

Results of Operations - Nine Months Ended February 28, 2007 Compared to the Nine Months Ended February 28, 2006

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the nine months ended February 28, 2007, we recorded a net loss of $(136,086), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(727,269) or $(0.01) per share.

Research and development costs decreased $601,796 from $607,481 in 2006 to $5,685 in 2007. We delayed some spending on research and development activities as we seek additional funding.

General and administrative expense increased to $125,441 for the nine months ended February 28, 2007 compared to $116,038 during the same period of 2006. The increase of $9,403 primarily reflects increased legal and accounting fees associated with the amendment of our previously filed financial statements to correct the method of accounting for the merger between Xpention and Bayview Corporation. The primary components of general and administrative expense are costs accrued for compensation and professional fees associated with our status as a public company.

We also  incurred  some  stock  compensation  costs in 2007.  We issued  100,000 restricted shares of common stock to an officer and director as partial compensation for his service to the Company. We valued these shares at $0.024 per share and recorded an expense of $2,400 during the nine months ended February 28, 2007. These costs are included in general and administrative costs.


Item 3.  Controls and Procedures

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the quarter ended February 28, 2007.


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

            8-K filed on February 16, 2007

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 18, 2007

                                        XPENTION GENETICS, INC.


                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President