Form 10KSB
period 2007-05-31
XPENTION GENETICS INC
filed 2007-09-11
CIK 1223533

FORM 10-KSB


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended May 31, 2007

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

     Aggregate market value of the 33,825,458 shares of common voting stock held by non-affiliates of the registrant as of August 31, 2007 was $845,636 based on the bid price at September 7, 2007 of $.025 as reported by OTCBB.

     Number of authorized outstanding shares of the registrant's $.001 par value common stock, as of September 9, 2007: 59,975,833.

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


EMPLOYEES

     The Company is a development stage company and as of May 31, 2007 had one salaried employee. Upon the completion of its reorganization the Company's former officers resigned and President and Chief Executive Officer of Xpention Inc., David Kittrell, became the President and CEO of Xpention Genetics in February 2005. The Company expects to continue to use consultants, subcontract labor, attorneys and accountants as necessary and may find a need to engage additional full-time employees as necessary.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings as of September 9, 2007.


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


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock trades on the OTC:BB under the symbol "XPNG.OB" The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


                                           HIGH         LOW

Year Ended May 31, 2006
-----------------------

First Quarter                             $0.28         $0.28
Second Quarter                            $0.22         $0.15
Third Quarter                             $0.23         $0.21
Fourth Quarter                            $0.14         $0.13


Year Ended May 31, 2007
-----------------------

First Quarter                             $0.06        $0.05
Second Quarter                            $0.03        $0.02
Third Quarter                             $0.03        $0.03
Fourth Quarter                            $0.04        $0.04

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


NUMBER OF HOLDERS

     As of May 31, 2007, there were 110 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of May 31, 2007, there were 59,975,833 shares of common stock outstanding on record with the Company's stock transfer agent, Holladay Stock Transfer, Inc.


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

Management believes the summary data and audit presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to inherent uncertainties in the Company's primary business focus of genetic research these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

IMPACT OF REVERSE TAKEOVER ACCOUNTING ON THE FINANCIAL PRESENTATION

Xpention  Genetics,  Inc.  represents  the  result of a merger  between  Bayview
Corporation ("Bayview"), a public company, and Xpention, Inc., a private company. During March 2005, Bayview issued 14,300,000 shares of its common stock to the sole shareholder of Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention, Inc. pursuant to an Agreement and Plan of Reorganization (the "Merger"). In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

For accounting purposes, this acquisition of Xpention, Inc. by Bayview, a non-operating entity, represents a reverse acquisition under which Xpention, Inc is recognized as the accounting acquirer. In substance, the Merger was recorded as a capital transaction by the issuance of 42,542,500 shares of common stock by the Company for all of the issued and outstanding common shares of Bayview. No goodwill or other intangible assets were recorded and the historical financial statements as of and prior to the acquisition date represent the operations of Xpention, Inc.

Introduction

During the fiscal year ended May 31, 2007, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company.

The Company is presently seeking additional debt and equity financing to provide sufficient funds for payment of amounts due under research contracts as well as accrued but unpaid professional fees and administrative expenses and to fund ongoing research and operations.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2008. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations.

Liquidity and Capital Resources

During 2007, we received cash proceeds from three different fundings. Proceeds of $8,000 were received in October as a result of a new loan from The Regency Group, LLC. The note payable bears interest at 5% and is due on October 9, 2007 (or earlier if other financing of $500,000 is received.). In January, 2007, we borrowed $30,000 in the form of convertible debentures that bear interest at 8% and are due on January 8, 2008. The debt is convertible into common stock at a rate of $0.01 per share. In May, 2007, we completed a private placement of 2,250,000 shares for cash proceeds of $75,000.

We used the $113,000 proceeds from our financing activities to fund our research and operating expenses.

We have never received revenue from our operations. We have historically relied on equity and debt financings to continue funding our capital resource requirements. We experienced net losses for the years ended May 31, 2007 and 2006 of $(205,721) and $(976,204), respectively. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds under a working capital line of credit. We will be dependent on additional financing to continue our research and development efforts.

As of May 31, 2007, our working capital deficit of $(471,175) was comprised of current assets of $24,707 and current liabilities of $495,882. This represents a decline in working capital of $107,321 compared to the deficit of $(363,854) at fiscal year end May 31, 2006.

Net cash used in operating activities was $107,522 during 2007, compared to $396,193 during 2006. As more fully explained in our results of operations, our cash usage decreased in 2007 because the terms of the research and development contracts with our research partners required us to make most of the research payments during FY 2006. The work was performed during 2006 and 2007 and we are currently evaluating the results of that work. In the event that we are successful in transferring the technology from the academic phase to the commercial phase, we expect to incur substantial future costs.

Results of Operations - Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

During the year ended May 31, 2007, we reported a net loss of $(205,721), or $(0.00) per share, compared to a net loss of $(976,204), or $(0.02) per share, for 2006. In neither year did we report any revenue. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

We are considered a development stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change.

Operating costs and expenses were $191,105 in 2007 compared to $971,204 in 2006, a decrease of $780,099 or 80%. Research and development costs were $36,665 in 2007 and $822,871 in 2006, a decrease of $786,206, or 96%. Research and development costs decreased because our research contracts required us to fund most of the work during 2006. Included in expenses for 2006 is stock based compensation of $369,000, representing the value of 450,000 shares of common stock issued to a research consultant. The consulting arrangement was not repeated in 2007. We had two research contracts with Genethera that required total payments of $360,000. Most of the contract costs ($340,000) were recorded during 2006. We paid $250,000 of the payments required under the contracts and recorded accounts payable of $110,000 to Genethera as of May 31, 2007. We also had research agreements with The University of Texas Health Science Center at San Antonio and Colorado State University requiring total payments of $96,850, most of which ($80,185) was expensed during 2006. The research institutions continued their work in FY 2007 and continue to assist us in the technology transfer phase. During FY 2008, we entered into a contract to validate the research results and technology transfer of the current assay. The two phase project requires a commitment of $4,500 for Phase I and $15,500 for Phase II.

General and administrative expenses increased slightly in 2007 compared to 2006. Total general and administrative expense was $154,440 in 2007 and $148,333 in 2006, an increase of $6,107, or 4%. The main component of the increase was our legal and accounting expense, which increased from $25,778 in 2006 to $32,549 in 2007. These costs primarily represent the work required to prepare and audit our historical financial information which was restated to reflect the business combination between Xpention, Inc. and Bayview Corporation as a reverse merger. We had previously accounted for the transaction as a forward merger.

Our stock compensation expense decreased by $366,600, from $369,000 in 2006 (included in research and development expenses) to $2,400 in 2007 (included in general and administrative expenses). During 2007, we issued 100,000 restricted shares of common stock valued at $0.024 per share to a director as partial compensation for his service to the Board of Directors. During 2006, we issued 450,000 shares of stock to a consultant for general scientific research assistance. The shares were valued at $0.82.

Interest expense increased to $14,616 in 2007 compared to $5,000 in 2006, an increase of $9,616, or 192%. Included in interest expense in 2007 is the amortization of debt discount in the amount of $8,400 related to the beneficial conversion feature of the convertible debentures issued during 2007. The total discount of $21,000 allocated to the conversion privilege will be amortized over the one year life of the debentures.

During the fiscal year ended May 31, 2007, the Company continued its research activities for the development of an immunological canine cancer detection test as well as a molecular assay for detection of cancer in both canines and humans, all of which are being conducted by third parties on behalf of the company.

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


ITEM 8B. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

On June 9, 2007, the Company entered into an Assay Revalidation/Redevelopment Proposal with Future Focus. Phase I of the project calls for third party validation of the research results presented in the final report from UTHSCSA and technology transfer of the current assay with Phase II covering assay reformatting and sample analysis. The Company will pay $4,500 plus expenses for Phase I of the project and maximum of $15,500 for Phase II.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of May 31, 2007:


     NAME           Age          POSITION HELD                TENURE

David Kittrell      56     President, CEO, CFO, Director    Since February 2005

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



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
David Kittrell, President     2006        $96,000        0                  0                  0                0
                              2007        $96,000        0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------


Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)


WARRANTS

     The following table sets forth information with respect to options to purchase common stock of the Company granted during fiscal year ended May 31, 2007.


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


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
David Kittrell                      14,300,000                   23.8
10965 Elizabeth Drive
Conifer, CO  80433

Zbigniew Walaszek                   100,000                      .2
1600 Pierce Street
Denver, CO  80214

James Coutris                       11,750,375                   19.6
1210 Bassett Road
Westlake, OH  44145


All directors and executive
officers as a group (2 persons)     14,400,000                   24.0


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

                8-K filed 8/15/07


     2.   Exhibits:

          31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2007 and 2006.

     All audit work was performed by the auditors' full time employees.

     Stark Winter Schenkein & Co., LLP ("Stark") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining Stark's independence.

AUDIT FEES 2007:

     Stark billed the Company for the following professional services: approximately $9,600 for the audit and $7,350 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended February 28, 2007 and $2,250 for review of SEC comments.


ALL OTHER FEES

     Stark billed the Company for no other services, including preparation of the tax returns for the Company for 2006, during the fiscal year ended May 31, 2007.


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

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Xpention Genetics, Inc.

We have audited the accompanying balance sheet of Xpention Genetics, Inc. (a development stage company) as of May 31, 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended May 31, 2007 and 2006, and for the period from October 13, 2004, (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xpention Genetics, Inc. (a development stage company) as of May 31, 2007, and the results of its operations, and its cash flows for the years ended May 31, 2007 and 2006, and for the period from October 13, 2004, (inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
August 22, 2007


                                    XPENTION GENETICS, INC.
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEET
                                      As of May 31, 2007


                                            ASSETS
Current assets
Cash and cash equivalents                                                                                   $ 24,707

                                                                                                ---------------------
         Total assets                                                                                       $ 24,707
                                                                                                =====================


                                          LIABILITIES

Current liabilities
Accounts payable, trade                                                                                    $ 113,115
Accrued compensation                                                                                         248,000
Accrued interest                                                                                               9,367
   Note payable, related party                                                                               108,000
   Convertible debt, net of discount                                                                          17,400
                                                                                                ---------------------
          Total current liabilities                                                                          495,882
                                                                                                ---------------------

                                    STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                                         -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 59,975,833 shares issued and outstanding                                                                     59,976
Additional paid-in capital                                                                                   807,524
(Deficit) accumulated during the development stage                                                        (1,338,675)
                                                                                                ---------------------
          Total stockholders' (deficit)                                                                     (471,175)

                                                                                                ---------------------
          Total liabilities and stockholders' (deficit)                                                     $ 24,707
                                                                                                =====================



        The accompanying footnotes are an integral part of these consolidated financial statements.

                                              F-2


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                           for the years ended May 31, 2007 AND 2006,
              and for the period from Inception (October 13, 2004) to May 31, 2007


                                                                                                        October 13, 2004
                                                                                                         (Inception) to
                                                           2007                     2006                  May 31, 2007
                                                   ---------------------    ----------------------    ----------------------
Revenues                                                    $ -                      $ -   -                   $ -        -
                                                   ---------------------    ----------------------    ----------------------

Expenses
    Research and development                                     36,665                   822,871                   909,536
 General and administrative                                     154,440                   148,333                   406,372
                                                   ---------------------    ----------------------    ----------------------
        Total expenses                                          191,105                   971,204                 1,315,908
                                                   ---------------------    ----------------------    ----------------------

Operating (loss)                                               (191,105)                 (971,204)               (1,315,908)
                                                   ---------------------    ----------------------    ----------------------

Other (expense)
 Interest expense                                                (6,216)                   (5,000)                  (14,367)
    Amortization of debt discount                                (8,400)                        -                    (8,400)
                                                   ---------------------    ----------------------    ----------------------
           Total other (expense)                                (14,616)                   (5,000)                  (22,767)
                                                   ---------------------    ----------------------    ----------------------


Net (loss)                                                   $ (205,721)               $ (976,204)             $ (1,338,675)
                                                   =====================    ======================    ======================

Basic and diluted:
  (Loss) per share                                              $ (0.00)                  $ (0.02)                  $ (0.03)
                                                   =====================    ======================    ======================

  Weighted average shares outstanding                        57,852,408                57,577,614                50,592,816
                                                   =====================    ======================    ======================



         The accompanying footnotes are an integral part of these consolidated financial statements.

                                              F-3


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) for
                  the period from Inception (October 13, 2004) to May 31, 2007


                                                                                                        (Deficit)
                                                                                                       Accumulated
                                            Number of           Par Value of         Additional         During the
                                              Common               Common              Paid in         Development
                                              Shares               Shares              Capital            Stage            Total
                                         -----------------    -----------------   ----------------   ---------------   -------------
October 13, 2004 (Inception)                            -                $ -                $ -               $ -              $ -

Stock issued for cash at inception             14,300,000             14,300            (14,200)                -              100

Recapitalization, Bayview merger               42,542,500             42,543            (42,543)                -                -

Net (loss)                                              -                  -                  -          (156,750)        (156,750)
                                         ------------------------------------------------------------------------------------------

Balance, May 31, 2005                          56,842,500             56,843            (56,743)         (156,750)        (156,650)

Common stock issued for cash                      333,333                333            399,667                 -          400,000

Common stock issued for services                  450,000                450            368,550                 -          369,000

Net (loss)                                              -                  -                  -          (976,204)        (976,204)
                                         ------------------------------------------------------------------------------------------

Balance, May 31, 2006                          57,625,833             57,626            711,474        (1,132,954)        (363,854)

Common stock issued for services                  100,000                100              2,300                 -            2,400

Beneficial conversion on debt                           -                  -             21,000                 -           21,000

Common stock issued for cash                    2,250,000              2,250             72,750                 -           75,000

Net (loss)                                              -                  -                  -          (205,721)        (205,721)
                                         ------------------------------------------------------------------------------------------

Balance, May 31, 2007                          59,975,833           $ 59,976          $ 807,524       $(1,338,675)      $ (471,175)
                                         ==========================================================================================


        The accompanying footnotes are an integral part of these consolidated financial statements.

                                              F-4


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the years ended May 31, 2007 and 2006,
              and for the period from inception (October 13, 2004) to May 31, 2007

                                                                                                     October 13, 2004
                                                                                                      (Inception) to
                                                                2007                2006               May 31, 2007
                                                          -----------------   ------------------    -------------------
Cash flows from operating activities:
       Net (loss)                                               $ (205,721)          $ (976,204)          $ (1,338,675)
                                                          -----------------   ------------------    -------------------
       Adjustments to reconcile net  (loss) to
          net cash (used in) operating activities:
            Stock based compensation                                 2,400              369,000                371,400
            Amortization of debt discount                            8,400                    -                  8,400
       Changes in operating assets and liabilities:
            Accounts payable and accrued expenses                   87,399              211,011                370,482
                                                          -----------------   ------------------    -------------------
       Total adjustments                                            98,199              580,011                750,282
                                                          -----------------   ------------------    -------------------

            Cash flows (used in) operating activities             (107,522)            (396,193)              (588,393)
                                                          -----------------   ------------------    -------------------

Cash flows from investing activities:
       Capital expenditures                                              -                    -                      -
                                                          -----------------   ------------------    -------------------
            Cash flows (used in) investing activities                    -                    -                      -
                                                          -----------------   ------------------    -------------------

Cash flows from financing activities:
       Proceeds from note payable                                    8,000                    -                108,000
       Proceeds from convertible debt                               30,000                    -                 30,000
       Proceeds from issuance of common stock                       75,000              400,000                475,100
                                                          -------------------------------------------------------------
            Cash flows provided by financing activities            113,000              400,000                613,100
                                                          -------------------------------------------------------------

Net increase in cash and equivalents                                 5,478                3,807                 24,707

Cash and cash equivalents, beginning of period                      19,229               15,422                      -
                                                          -------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 24,707             $ 19,229               $ 24,707
                                                          =============================================================


Supplemental cash flow information:

         Income taxes paid                                             $ -                  $ -                    $ -
                                                          =============================================================

         Interest paid (returned)                                 $ (1,493)             $ 6,493                $ 5,000
                                                          =============================================================




         The accompanying footnotes are an integral part of these consolidated financial statements.

                                              F-5

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Xpention Genetics, Inc. (the Company) is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005. For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company has chosen May 31 as its fiscal year-end.

Basis of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiary,   Xpention,  Inc.  All  significant  intercompany
accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Accounting Reclassifications

Accounting reclassifications were made to the comparative financial information presented for prior years so that it would conform to the financial presentation used in fiscal year 2007. The reclassifications had no impact on "net loss" or "accumulated deficit".

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), and EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company recognizes the value of conversion rights attached to convertible debt instruments. These rights give the holders the ability to convert the debt instruments into shares of common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the life of the related debt.

Revenue Recognition

Revenue from product sales will be recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor fee is fixed or determinable, and no further obligation exists and collectability is probable. Generally, this will be when title passes on the date of shipment. Cost of products sold consists of the cost of raw materials and labor related to the

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. Revenue from services will be recognized when then service is completed.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, note payable and convertible debt. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

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

Stock-based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

Effective March 1, 2006, the Company implemented the provisions of SFAS 123(R), "Share Based Payment," requiring the Company to provide compensation costs for the Company's stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as revised. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to March 1, 2006, the Company applied the provisions of SFAS 123, "Accounting for Stock-Based Compensation," which allowed companies to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

Recent Pronouncements

The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Management is currently determining the effect of this statement on financial reporting.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company's fiscal year beginning June 1, 2008. Management is currently determining the effect of this statement on financial reporting

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely that not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective June 1, 2007 with the cumulative effect reported as an

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

adjustment to the opening balance of retained earnings for the fiscal year. Management is currently determining the effect of this interpretation on financial reporting.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended May 31, 2007, the Company incurred a net loss of $205,721, and has incurred a cumulative net loss since inception of $1,338,675. At May 31, 2007, the Company had a working capital (deficit) and stockholders' (deficit) of $471,175. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2008. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  BASIS OF PRESENTATION AND BUSINESS COMBINATION

Xpention  Genetics,  Inc.  represents  the  result of a merger  between  Bayview
Corporation ("Bayview"), a public company, and Xpention, Inc., a private company. During March 2005, Bayview issued 14,300,000 shares of its common stock to the sole shareholder of Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention, Inc. pursuant to an Agreement and Plan of Reorganization (the "Merger"). In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

For accounting purposes, this acquisition of Xpention, Inc. by Bayview, a non-operating entity, represents a reverse acquisition under which Xpention, Inc is recognized as the accounting acquirer. In substance, the Merger was recorded as a capital transaction by the issuance of 42,542,500 shares of common stock by the Company for all of the issued and outstanding common shares of Bayview. No goodwill or other intangible assets were recorded and the historical financial statements as of and prior to the acquisition date represent the operations of Xpention, Inc.

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

NOTE 4.  NOTE PAYABLE, RELATED PARTY

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note is due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) December 31, 2006. The due date was subsequently extended to October 1, 2007.

During 2006, the note was acquired by The Regency Group, LLC and additional funds totaling $8,000 were advanced under the terms of a bridge loan which is payable on October 9, 2007 or earlier date if financing of $500,000 is obtained. Interest on both notes accrues at the rate of 5% per annum and aggregated $5,256 during the year ended May 31, 2007. Certain owners of The Regency Group LLC are also stockholders of the Company.

NOTE 5.  CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and are due on January 5, 2008. The debenture holders may convert the

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

principal and accrued interest into the Company's common stock at a rate of $0.01 per share. A convertible debenture in the amount of $15,000 is held by The Regency Group LLC, an entity affiliated through common ownership interests.

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. For accounting purposes, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount will be amortized as interest expense over the one year life of the debentures. For the year ended May 31, 2007, the Company recorded $8,400 of amortization expense related to the debentures.

At May 31, 2007, the balance of the convertible debt is as follows:

         Convertible debt                                      $   30,000
         Less debt discount                                       (21,000)
                                                                ----------
         Subtotal                                                   9,000
         Amortization                                               8,400
                                                              -----------
         Total                                                 $   17,400
                                                               ==========

NOTE 6.  STOCKHOLDERS' (DEFICIT)

Preferred Stock The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

Common Stock The Company has authorized 100,000,000 shares of $0.001 par value common stock. In May 2005 the Board of Directors approved a 13 for 1 forward stock split. All share and per share amounts presented in these financial statements have been adjusted to include the effect of this split.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

At inception (October 13, 2004), Xpention, Inc. issued 13,000 shares to its founder for cash of $100. In conjunction with the business combination between Xpention, Inc. and Bayview Corporation in March, 2005, Bayview issued 14,300,000 shares of its common stock in exchange for the 13,000 previously outstanding shares of Xpention. For accounting purposes, this business combination is treated as a reverse acquisition of Bayview, and the consolidated company's statement of stockholders' equity was restated to reflect the issuance of 14,300,000 shares at inception. Furthermore, the previously outstanding shares of Bayview (42,542,500) are treated as issued on March 18, 2005 as part of the recapitalization of the Company. Immediately after the business combination, there were 56,842,500 shares of common stock outstanding.

On June 15, 2005, the Company entered into a Subscription Agreement with a private investor for the sale of 333,333 shares of restricted common stock for cash at a price of $400,000 or $1.20 per share.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continued through May 31, 2006. The Company granted Dr. Slaga 450,000 shares of restricted common stock as compensation for such services. The shares were valued at $369,000, their fair market value on the date it was agreed they would be issued.

On November 15, 2006, the Company authorized and issued an award of 100,000 shares of common stock to its chief scientific officer as stock compensation for his service as an officer and director. The services were valued at $2,400, the fair market value of the stock issued.

On May 3, 2007, the Company entered into a Subscription Agreement with a private investor for the sale of 2,250,000 shares of restricted common stock for cash at a price of $75,000 or $0.0333 per share

NOTE 7.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                      34 %
          Valuation allowance                                   (34)%
                                                                ----
                                                                  - %
                                                                ====

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

         Deferred tax assets:

         Net operating loss carryforwards                          $ 234,000
         Less valuation allowance                                   (234,000)
                                                                    --------
         Net deferred tax asset                                    $       -
                                                                    ========

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was approximately $36,000 during 2007.

At May 31, 2007, the Company has tax loss carryforwards approximating $689,000 that expire at various dates through 2027.

NOTE 8.  COMMITMENTS

Effective November 1, 2004, the Company entered into a five year employment agreement with its President that provides for compensation of $8,000 per month plus a bonus of $96,000 if and when the Company earns $1,000,000 net profit. The

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

Company has been unable to make cash payments to the officer and, accordingly, has accrued a liability for the amounts due. As of May 31, 2007, the accrued and unpaid compensation due to the officer was $248,000.

On February 17, 2005, the Company's wholly-owned subsidiary, Xpention, Inc., entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology developed for cancer detection in animals and humans. The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005. The Agreement calls for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology. In addition, payments of $50,000 each are due upon the first sales to both the veterinary market and human market. The Agreement expires in February 2020.

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for canines. The one-year agreement expired on May 28, 2006, and required payments to Genethera Inc. of $20,000 per month. On July 28, 2005, the Company entered into a similar Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The one-year agreement expired on July 28, 2006, and required payments to Genethera Inc. of $10,000 per month. The aggregate commitment to Genethera was $360,000, of which $250,000 has been paid. As of May 31, 2007, the remaining balance due to Genethera Inc. was $110,000, all of which is reflected in the accompanying balance sheet as accounts payable.

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement required payments to CSU totaling $17,520, all of which have been paid.

On November 2, 2005, the Company amended its Research Agreement with Colorado State University. The amendment calls for CSU to collect additional blood samples for use by the Company in development of a canine cancer detection test and extends the agreement to November 1, 2006. The agreement required additional payments to Colorado State University totaling $15,330, all of which have been paid. CSU did not provide all the samples originally specified in the agreement, and has agreed to continue providing samples after the termination of the contract term.

On December 1, 2005, the Company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio ("UTHSCSA") whereby UTHSCSA agreed to perform research activities for development of an

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2007

immunological test for canines. This agreement replaces the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC. The agreement with UTHSCSA will permit the Company to continue its collaboration with Dr. Margaret Hanausek who accepted a faculty position at UTHSCSA. The Company has paid $64,000 to UTHSCSA for work performed pursuant to the Agreement. In May 2007, the Company received final research results from The University of Texas Health Science Center at San Antonio under its Research Agreement dated December 1, 2005.

On October 11, 2006, the Company entered into a Corporate Development Consulting Services Agreement with Innovision Ltd. Innovision shall assist the Company primarily in raising capital as well as other corporate services including targeting possible acquisitions, identifying potential marketing alliances and strategic planning and operational support as requested by the Company. Compensation to Innovision is performance based and consists of commissions paid on capital funding either in cash or in the form of the Company's stock. As of August 22, 2007, the Company has not entered into any agreements for debt or equity financing with sources introduced by Innovision and is not obligated to make any payments under the Agreement.

NOTE 9.  SUBSEQUENT EVENTS


In May 2007, the Company received final research results from The University of Texas Health Science Center at San Antonio under its Research Agreement dated December 1, 2005.

On June 9, 2007, the Company entered into an Assay Revalidation/Redevelopment Proposal with Future Focus. Phase I of the project calls for third party validation of the research results presented in the final report from UTHSCSA and technology transfer of the current assay with Phase II covering assay reformatting and sample analysis. The Company will pay $4,500 plus expenses for Phase I of the project and maximum of $15,500 for Phase II.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 27, 2007


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