Form 10QSB
period 2007-08-31
XPENTION GENETICS INC
filed 2007-10-19
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  August 31, 2007
                                      -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,975,833 shares of $0.001 par value common stock outstanding as of October 19, 2007.

Transitional Small Business Disclosure Format (Check one):   [_] Yes     [X] No

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                              as of August 31, 2007
                                   (Unaudited)


                                     ASSETS
Current assets
Cash and cash equivalents                                                              $ 457
Prepaid expenses                                                                      14,343
                                                                              ---------------
         Total current assets                                                       $ 14,800
                                                                              ===============


                                          LIABILITIES

Current liabilities
  Accounts payable and accrued expenses                                             $146,147
  Accrued compensation                                                               272,000
  Accrued interest                                                                    11,317
  Note payable, related party                                                        108,000
  Convertible debt, net of discount                                                   22,693
                                                                              ---------------
          Total current liabilities                                                  560,157
                                                                              ---------------

                                    STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                 -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 59,975,833 shares issued and outstanding                                             59,976
Additional paid-in capital                                                           807,524
(Deficit) accumulated during the development stage                                (1,412,857)
                                                                              ---------------
          Total stockholders' (deficit)                                             (545,357)
                                                                              ---------------

          Total liabilities and stockholders' (deficit)                             $ 14,800
                                                                              ===============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the three months ended August 31, 2007 and 2006,
             and for the period from Inception (October 13, 2004) to August 31, 2007
                                           (Unaudited)


                                                                                                        October 13, 2004
                                                                                                         (Inception) to
                                                           2007                     2006                 August 31, 2007
                                                   ---------------------    ----------------------    ----------------------
Revenues                                                    $ -                      $          -                   $     -
                                                   ---------------------    ----------------------    ----------------------

Expenses
    Research and development                                     28,065                    13,140                   937,601
 General and administrative                                      38,874                    40,148                   445,246
                                                   ---------------------    ----------------------    ----------------------
        Total expenses                                           66,939                    53,288                 1,382,847
                                                   ---------------------    ----------------------    ----------------------

Operating (loss)                                                (66,939)                  (53,288)               (1,382,847)
                                                   ---------------------    ----------------------    ----------------------

Other (expense)
 Interest expense                                                (1,950)                   (1,400)                  (16,317)
    Amortization of debt discount                                (5,293)                        -                   (13,693)
                                                   ---------------------    ----------------------    ----------------------
           Total other (expense)                                 (7,243)                   (1,400)                  (30,010)
                                                   ---------------------    ----------------------    ----------------------


Net (loss)                                                    $ (74,182)                $ (54,688)             $ (1,412,857)
                                                   =====================    ======================    ======================

Basic and diluted:
  (Loss) per share                                              $ (0.00)                  $ (0.00)                  $ (0.03)
                                                   =====================    ======================    ======================

  Weighted average shares outstanding                        59,975,833                57,625,833                51,413,384
                                                   =====================    ======================    ======================



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.



                                 XPENTION GENETICS, INC.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the three months ended August 31, 2007 and 2006,
         and for the period from inception (October 13, 2004) to August 31, 2007
                                       (Unaudited)

                                                                                                         October 13, 2004
                                                                                                          (Inception) to
                                                                  2007                  2006              August 31, 2007
                                                            -----------------    -------------------    --------------------

Cash flows from operating activities:
            Cash flows (used in) operating activities              $ (24,250)             $ (21,973)             $ (612,643)
                                                            -----------------    -------------------    --------------------

Cash flows from investing activities:
                                                            -----------------    -------------------    --------------------
            Cash flows (used in) investing activities                      -                      -                       -
                                                            -----------------    -------------------    --------------------

Cash flows from financing activities:
       Advances from stockholder                                           -                  1,500                       -
       Bank overdraft                                                      -                  1,244                       -
       Proceeds from note payable                                          -                      -                 108,000
       Proceeds from convertible debt                                      -                      -                  30,000
       Proceeds from issuance of common stock                              -                      -                 475,100
                                                            -----------------    -------------------    --------------------
            Cash flows provided by financing activities                    -                  2,744                 613,100
                                                            -----------------    -------------------    --------------------

Net increase (decrease) in cash and equivalents                      (24,250)               (19,229)                    457

Cash and cash equivalents, beginning of period                        24,707                 19,229                       -
                                                            -----------------    -------------------    --------------------

Cash and cash equivalents, end of period                               $ 457                    $ -                   $ 457
                                                            =================    ===================    ====================

Supplemental cash flow information:

         Income taxes paid                                               $ -                    $ -                     $ -
                                                            ================================================================

         Interest paid                                                   $ -                    $ -                 $ 5,000
                                                            ================================================================



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements of Xpention Genetics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2007, for Xpention Genetics, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

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

Organization

Xpention Genetics, Inc. (the "Company") is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005. For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company has chosen May 31 as its fiscal year-end.

Net (Loss) Per Common Share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007
                                   (Unaudited)

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

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended August 31, 2007, the Company incurred a net loss of $74,182, and has incurred a cumulative net loss since inception of $1,412,857. At August 31, 2007, the Company had a working capital (deficit) and stockholders' (deficit) of $545,357. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007
                                   (Unaudited)

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

NOTE 4.  NOTE PAYABLE, RELATED PARTY

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note was originally due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) November 12, 2005. The due date was subsequently extended to December 31, 2006.

During 2006, the note was acquired by The Regency Group, LLC and additional funds totaling $8,000 were advanced under the terms of a bridge loan payable on October 9, 2007 or earlier date if financing of $500,000 is obtained. The due date of both notes was subsequently extended to the earlier of November 1, 2007 or the date financing in excess of $1,000,000 is received.

Interest on both notes accrues at the rate of 5% per annum and aggregated $1,350 during the three months ended August 31, 2007. Certain owners of The Regency Group LLC are also stockholders of the Company.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007
                                   (Unaudited)

NOTE 5.  CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and are due on January 5, 2008. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.01 per share. The Regency Group LLC, an entity affiliated through common ownership interest, holds $15,000 of the convertible debentures.

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. For accounting purposes, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount will be amortized as interest expense over the one year life of the debentures. For the three months ended August 31, 2007, the Company recorded $5,293 of amortization expense related to the debentures.

At August 31, 2007, the balance of the convertible debt is as follows:

         Convertible debt, principal amount                       $   30,000
         Less debt discount                                          (21,000)
                                                                  -----------
         Subtotal                                                      9,000
         Accumulated amortization                                     13,693
                                                                  -----------
         Total                                                    $   22,693
                                                                  ===========


NOTE 6.  SUBSEQUENT EVENT AND RELATED PARTY TRANSACTION

Subsequent to August 31, 2007, the Company received an advance of $5,000 from its President. The advance does not bear interest and is due on demand.

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

During the interim period ended August 31, 2007, the Company continued its research activities for the development of an immunological canine cancer detection test which is being conducted by a third party on behalf of the Company. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated that the Company will generate any revenues from commercialization of its technology during FY 2008.

During June 2007, the Company entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization. The project calls for third party validation of the research results presented in the final report from the University of Texas Health Science Center at San Antonio and technology transfer of the current assay plus assay reformatting and sample analysis.

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

Liquidity and Capital Resources

We have never received revenue from our operations. We have historically relied on equity and debt financings to fund our capital resource requirements. We have experienced net losses since inception. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds under a working capital line of credit. We will be dependent on additional financing to continue our research and development efforts.

The report of our independent accountants on our financial statements at May 31, 2007 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

As of August 31, 2007, our working capital deficit of $(545,357) was comprised of current assets of $14,800 and current liabilities of $560,157. This represents a decline in working capital of $74,182 compared to the deficit of $(471,175) at fiscal year end May 31, 2007.

All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from stockholder. From inception through August 31, 2007, we received $867,500 in cash, services and other consideration through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

The Company's ability to pay its accounts payable and accrued expenses and repay its borrowings is dependent upon receipt of new funding from stockholder advances, private placements or debt financing. One of our stockholders has periodically advanced funds to us to meet our working capital needs. The stockholder is under no obligations to continue these advances. During September, 2007, the stockholder advanced an additional $5,000 to us.

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to August 31, 2007, we have spent $937,601 on our research and development efforts to commercialize the p65 technology.

Net cash used in operating activities was $24,250 during the first three months of fiscal 2008, compared to $21,973 during the first three months of fiscal 2007. There were no material differences in our operations between the two periods.

We received no net cash provided by financing activities during the first three months of fiscal 2008, compared to $2,744 during the comparable period of the prior year.

Results of Operations - Three Months Ended August 31, 2007 Compared to the Three Months Ended August 31, 2006

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended August 31, 2007, we recorded a net loss of $(74,182), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(54,688) or $(0.00) per share.

Research and development costs increased $14,925, from $13,140 during the three months ended August 31 2006 to $28,065 during the three months ended August 31, 2007. The increase represents third party testing costs incurred to validate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in significant variations in the expenses reported in each quarterly period.

General and administrative expense decreased to $38,874 for the three months ended August 31, 2007 compared to $40,148 during the same period of 2006. There were no material changes in any general or administrative expense. These expenses continue to consist primarily of the accrual for compensation costs, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

Other expenses increased to $7,243 for the quarter ended August 31, 2007 compared to $1,400 for the comparable period in the prior year, an increase of $5,843, or 417%. Included in other expenses in 2007 is the amortization of debt discount of $5,293 related to the beneficial conversion feature of the convertible debentures issued during 2007. The total discount of $21,000 allocated to the conversion privilege will be amortized over the one year life of the debentures. The remainder of the increase represents the 8% interest cost on the convertible debentures.

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended August 31, 2007.


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

Dated:  October 19, 2007

                                        XPENTION GENETICS, INC.


                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President