Form 10QSB
period 2007-11-30
XPENTION GENETICS INC
filed 2008-01-22
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2007
                                      -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,975,833 shares of $0.001 par value common stock outstanding as of January 17, 2008.

Transitional Small Business Disclosure Format (Check one):   [_] Yes     [X] No

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements




                                    XPENTION GENETICS, INC.
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEET
                                    as of November 30, 2007
                                          (Unaudited)


                                            ASSETS
Current assets
Cash and cash equivalents                                                                           $   184
Prepaid expenses                                                                                      9,562
                                                                                       ---------------------
         Total assets                                                                               $ 9,746
                                                                                       =====================


                                          LIABILITIES

Current liabilities
Accounts payable and accrued expenses, trade                                                      $ 146,854
Accrued compensation                                                                                296,000
Accrued interest                                                                                     13,296
Advance from stockholder                                                                              5,000
Notes payable, related party                                                                        113,600
Convertible debt, net of discount                                                                    27,929
                                                                                       ---------------------
          Total current liabilities                                                                 602,679
                                                                                       ---------------------

                                    STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding                                                                                -
Common stock, $0.001 par value, 100,000,000 shares authorized,
 59,975,833 shares issued and outstanding                                                            59,976
Additional paid-in capital                                                                          921,124
(Deficit) accumulated during the development stage                                               (1,574,033)
                                                                                       ---------------------
          Total stockholders' (deficit)                                                            (592,933)

                                                                                       ---------------------
          Total liabilities and stockholders' (deficit)                                             $ 9,746
                                                                                       =====================


 The accompanying footnotes are an integral part of these consolidated financial statements.

                                      F-1


                                     XPENTION GENETICS, INC
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months and six months ended November 30, 2007 and 2006, and for the period from Inception (October 13, 2004) to November 30, 2007
                                           (Unaudited)



                                                                                                                  October 13, 2004
                                        Three Months Ended November 30,     Six Months Ended November 30,         (Inception) to
                                          2007                 2006              2007                 2006         November 30, 2007
                                      --------------      ---------------   ---------------      ---------------  ------------------
Revenues                                   $ -                  $ -     -         $ -   -              $ -     -        $ --
                                      --------------      ---------------   ---------------      ---------------  ------------------

Expenses
   Research and development                       -                    -            28,065                    -             937,601
   General and administrative                40,361               42,588            79,235               95,875             485,607
                                      --------------      ---------------   ---------------      ---------------  ------------------
        Total expenses                       40,361               42,588           107,300               95,875           1,423,208
                                      --------------      ---------------   ---------------      ---------------  ------------------

Operating (loss)                            (40,361)             (42,588)         (107,300)             (95,875)         (1,423,208)
                                      --------------      ---------------   ---------------      ---------------  ------------------

Other (expense)
Interest expense                             (1,979)              (1,634)           (3,929)              (3,034)            (18,296)
Amortization of debt discount              (118,836)                   -          (124,129)                   -            (132,529)
                                      --------------      ---------------   ---------------      ---------------  ------------------
        Total other (expense)              (120,815)              (1,634)         (128,058)              (3,034)           (150,825)
                                      --------------      ---------------   ---------------      ---------------  ------------------

Net (loss)                               $ (161,176)           $ (44,222)       $ (235,358)           $ (98,909)       $ (1,574,033)
                                      ==============      ===============   ===============      ===============  ==================


Net (loss) per common share:
   Basic and diluted                        $ (0.00)             $ (0.00)          $ (0.00)             $ (0.00)            $ (0.03)
                                      ==============      ===============   ===============      ===============  ==================

Weighted average shares outstanding:
   Basic and diluted                     59,975,833           57,642,317        59,975,833           57,634,030          56,601,407
                                      ==============      ===============   ===============      ===============  ==================


 The accompanying footnotes are an integral part of these consolidated financial statements.

                                      F-2



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the six months ended November 30, 2007 and 2006,
            and for the period from Inception (October 13, 2004) to November 30, 2007
                                           (Unaudited)

                                                                                                         October 13, 2004
                                                                                                          (Inception) to
                                                                   2007                 2006            November 30, 2007
                                                             -----------------    -----------------    ---------------------
Cash flows from operating activities:
            Cash flows (used in) operating activities               $ (35,123)           $ (35,392)              $ (623,516)
                                                             -----------------    -----------------    ---------------------

Cash flows from investing activities:
       Capital expenditures                                                 -                    -                        -
                                                             -----------------    -----------------    ---------------------
            Cash flows (used in) investing activities                       -                    -                        -
                                                             -----------------    -----------------    ---------------------

Cash flows from financing activities:
       Advances from stockholder, net                                   5,000                8,200                    5,000
       Proceeds from notes payable, related party                       5,600                8,000                  113,600
       Proceeds from convertible debt                                       -                    -                   30,000
       Proceeds from issuance of common stock                               -                    -                  475,100
                                                             -----------------    -----------------    ---------------------
            Cash flows provided by financing activities                10,600               16,200                  623,700
                                                             -----------------    -----------------    ---------------------

Net increase (decrease) in cash and equivalents                       (24,523)             (19,192)                     184

Cash and cash equivalents, beginning of period                         24,707               19,229                        -
                                                             -----------------    -----------------    ---------------------

Cash and cash equivalents, end of period                                $ 184                 $ 37                    $ 184
                                                             =================    =================    =====================


Supplemental cash flow information:

         Income taxes paid                                                $ -                  $ -                      $ -
                                                             =================    =================    =====================

         Interest paid                                                    $ -                  $ -                  $ 5,000
                                                             =================    =================    =====================


 The accompanying footnotes are an integral part of these consolidated financial statements.

                                      F-3

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)


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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended November 30, 2007, the Company incurred a net loss of $235,358, and has incurred a cumulative net loss since inception of $1,574,033. At November 30, 2007, the Company had a working capital (deficit) of $(592,933) and stockholders' (deficit) of $(592,933). These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

Bayview was incorporated in the State of Nevada, on September 5, 2002. From inception until February 28, 2005, Bayview was primarily engaged in the acquisition and exploration of mining properties, but had ceased operations by February 28, 2005. As of the date of the Merger, Bayview had no assets and no operations and has been treated as the acquired company for accounting purposes.

NOTE 4.  NOTES PAYABLE, RELATED PARTY

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note. This note was originally due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) November 12, 2005. The due date was subsequently extended to December 31, 2006.

During 2006, the note was acquired by The Regency Group, LLC ("Regency Group") and additional funds totaling $8,000 were advanced under the terms of a bridge loan payable on October 9, 2007 or earlier date if financing of $500,000 was obtained. The due date of both notes was subsequently extended to November 1, 2007. Certain owners of Regency Group are also stockholders of the Company.

During the quarter ended November 30, 2007, additional funds totaling $5,600 were advanced to the Company by Regency Group under the terms of a convertible bridge loan. As additional consideration, the terms of the two earlier borrowings were modified to coincide with the terms and conditions of the new borrowing. All loans are payable on December 1, 2007 or earlier date if financing of $1,000,000 is obtained. Furthermore, all the loans are convertible into common stock of the Company at a rate of $0.0035 per share.

The Company is required to recognize the value of conversion rights attached to the notes payable. These rights give the holders the ability to convert the notes payable into shares of common stock at a price less than the quoted market value of the common stock. For accounting purposes, the Company allocated
$113,600 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount must be recorded as interest expense at the date the conversion feature became effective. Accordingly, the Company recorded $113,600 of interest expense related to the beneficial conversion feature during the period ended November 30. 2007.

Interest on all notes accrues at the rate of 5% per annum and aggregated $2,729 during the six months ended November 30, 2007.

Subsequent to November 30, 2007, the due dates of the borrowings were extended to the earlier of January 31, 2008, or the date on which financing of at least $1,000,000 is obtained.

NOTE 5.   CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and are due on January 5, 2008. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.01 per share. The Regency Group LLC, an entity affiliated through common ownership interests, holds $15,000 of the convertible debt.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. For accounting purposes, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount will be amortized as interest expense over the one year life of the debentures. For the six months ended November 30, 2007, the Company recorded $10,529 of amortization expense related to the debentures.

At November 30, 2007, the balance of these convertible debentures is as follows:

         Convertible debt, principal amount                 $   30,000
         Less debt discount                                    (21,000)
                                                               --------
         Subtotal                                                9,000
         Accumulated amortization                               18,929
                                                                ------
         Total                                              $   27,929
                                                             ==========


NOTE 6.  RELATED PARTY TRANSACTION

During the six months ended November 30, 2007, the Company received an advance of $5,000 from its President. The advance does not bear interest and is due on demand.

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

Plan of Operation

The Company, through its wholly-owned subsidiary, holds the exclusive worldwide license for patented technology for the detection of cancer based on a tumor marker known as "p65" which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. "p65" is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. Initially, the Company plans to develop an immunological test as well as a molecular assay for detection of cancer in canines. The Company also plans to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

The Company contracts with third party research organizations to conduct its research activities. During June 2007, the Company entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization. The project calls for third party validation of the research results presented in the final report from the University of Texas Health Science Center at San Antonio ("UTHSCSA") and technology transfer of the current assay plus assay reformatting and sample analysis. On August 15, 2007, the Company announced that the researchers had been unable to replicate the results obtained at UTHSCSA.

As a result of the initial disappointing results, the Company is reviewing its planned research activities for the development of an immunological canine cancer detection test. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated the Company will generate any revenues from commercialization of its technology during the next twelve months.

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

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to November 30, 2007 we have spent $937,601 on our research and development efforts to commercialize the p65 technology.

As of November 30, 2007, our working capital deficit of $(592,933) was comprised of current assets of $9,746 and current liabilities of $602,679. This represents a decline in working capital of $121,758 compared to the deficit of $(471,175) at fiscal year end May 31, 2007.

All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from stockholder. From inception through November 30, 2007, we received $475,100 in cash through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

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

Net cash used in operating activities was $35,123 during the six months ended November 30, 2007, compared to $35,392 during the corresponding period of the prior year. There were no material differences in our operations between the two periods.

Net cash provided by financing activities during the six months ended November 30, 2007 was $10,600, compared to $16,200 during the comparable period of the prior year. We received an advance of $5,000 from a stockholder during the six months ended November 30, 2007, as compared to $8,200 during the six months ended November 30, 2006. In addition, we received proceeds of $5,600 from a convertible bridge loan from The Regency Group LLC, a related party, during the six months ended November 30, 2007. In the comparable period in 2006 we received proceeds of $8,000 from The Regency Group, LLC. During the period ended November 30, 2007, we modified the terms and conditions of previous borrowings from The Regency Group LLC. All of the bridge loans from The Regency Group LLC are payable on December 1, 2007, or earlier date if financing of $1,000,000 is obtained. The borrowings are convertible into common stock of the Company at a rate of $0.0035 per share. Subsequent to November 30, 2007, the due dates of the borrowings were extended to the earlier of January 31, 2008, or the date on which financing of at least $1,000,000 is obtained.

Results of Operations - Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended November 30, 2007, we recorded a net loss of $(161,176), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(44,222) or $(0.00) per share. The primary cause of the increased loss of $116,954 was an increase in interest expense, primarily amortization of debt discount related to the conversion features of our debt.

General and administrative expense decreased to $40,361 for the three months ended November 30, 2007 compared to $42,588 during the same period of 2006. There were no material changes in any general or administrative expense. These expenses continue to consist primarily of the accrual for compensation costs, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

Other expenses increased to $120,815 for the quarter ended November 30, 2007 compared to $1,634 for the comparable period in the prior year. Included in other expense in 2007 is the amortization of debt discount in the amount of $118,836 related to the beneficial conversion feature of the convertible debentures and convertible notes payable. We are required to recognize the value of beneficial conversion features included in our borrowings.

Results of Operations - Six Months Ended November 30, 2007 Compared to the Six Months Ended November 30, 2006

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the six months ended November 30, 2007, we recorded a net loss of $(235,358), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(98,909) or (0.00) per share. The primary cause of the increased loss of $136,449 was an increase in interest expense, primarily amortization of debt discount related to the conversion features of our debt.

Research and development costs increased to $28,065 during the six months ended November 30, 2007. No similar costs were incurred during the six months ended November 30, 2006. The increase represents third party testing costs incurred to validate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in significant variations in the expenses reported in each quarterly period.

General and administrative expense decreased to $79,235 for the six months ended November 30, 2007, compared to $93,475 during the corresponding period of 2006. The decrease of $16,640 primarily reflects a decrease in insurance expense of $9,562 resulting from a timing difference in the recording of insurance premiums on directors and officers insurance. We do not expect any material changes in any general or administrative expense for the year. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

Other expenses increased to $128,058 for the quarter ended November 30, 2007 compared to $3,034 for the comparable period in the prior year. Included in other expense in 2007 is the amortization of debt discount of $124,129 related to the beneficial conversion feature of the convertible debentures and convertible notes payable. We are required to recognize the value of beneficial conversion features included in our borrowings.

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report November 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

The Company did not issue any securities during the quarter ended November 30, 2007.


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

Dated:  January 18, 2008

                                        XPENTION GENETICS, INC.


                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President