Form 10QSB
period 2008-02-29
XPENTION GENETICS INC
filed 2008-04-11
CIK 1223533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 29, 2008
                                      -----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,975,833 shares of $0.001 par value common stock outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (Check one):   [_] Yes     [X] No

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS


                                                                                     February 29,           May 31,
                                                                                         2008                 2007
                                                                                   -----------------    -----------------
                                                                                     (unaudited)

                                            ASSETS
Current assets
     Cash and cash equivalents                                                     $            137     $         24,707
     Prepaid expenses                                                                         4,781                    -
                                                                                   -----------------    -----------------
            Total assets                                                           $          4,918     $         24,707
                                                                                   =================    =================


                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                                          $       141,636     $        113,115
     Accrued compensation                                                                   320,000              248,000
     Accrued interest                                                                        15,324                9,367
     Advances from related parties                                                           15,000                    -
     Notes payable, related party                                                           113,600              108,000
     Convertible debt, net of discount                                                       30,000               17,400
                                                                                   -----------------    -----------------
            Total current liabilities                                                       635,560              495,882
                                                                                   -----------------    -----------------

Stockholders' (deficit)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
         none issued or outstanding                                                               -                    -
     Common stock, $0.001 par value, 100,000,000 shares authorized,
         59,975,833 shares issued and outstanding                                            59,976               59,976
     Additional paid-in capital                                                             921,124              807,524
     (Deficit) accumulated during the development stage                                  (1,611,742)          (1,338,675)
                                                                                   -----------------    -----------------
            Total stockholders' (deficit)                                                  (630,642)            (471,175)
                                                                                   -----------------    -----------------
            Total liabilities and stockholders' (deficit)                          $          4,918     $         24,707
                                                                                   =================    =================


         The accompanying footnotes are an integral part of these consolidated financial statements.

                                              F-1


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three months and nine months ended February 29, 2008 and February 28, 2007, and for the period from Inception (October 13, 2004) to February 29, 2008
                                           (unaudited)



                                            Three Months Ended                    Nine Months Ended              October 13, 2004
                                     February 29,        February 28,      February 29,       February 28,        (Inception) to
                                         2008                2007              2008               2007          February 29, 2008
                                     --------------      --------------    --------------     --------------   ---------------------

Revenues                             $           -       $           -     $           -      $           -       $               -
                                     --------------      --------------    --------------     --------------   ---------------------

Expenses
   Research and development                      -               3,285            28,065              3,285                 937,601
   General and administrative               33,610              27,165           112,845            125,440                 519,217
                                     --------------      --------------    --------------     --------------   ---------------------
        Total expenses                      33,610              30,450           140,910            128,725               1,456,818
                                     --------------      --------------    --------------     --------------   ---------------------

Operating (loss)                           (33,610)            (30,450)         (140,910)          (128,725)             (1,456,818)
                                     --------------      --------------    --------------     --------------   ---------------------

Other (expense)
  Interest expense                          (2,028)             (4,327)           (5,957)            (4,254)                (20,324)
  Amortization of debt discount             (2,071)                  -          (126,200)            (3,107)               (134,600)
                                     --------------      --------------    --------------     --------------   ---------------------
        Total other (expense)               (4,099)             (4,327)         (132,157)            (7,361)               (154,924)
                                     --------------      --------------    --------------     --------------   ---------------------

Net (loss)                           $     (37,709)      $     (34,777)    $    (273,067)     $    (136,086)           $ (1,611,742)
                                     ==============      ==============    ==============     ==============   =====================


Net (loss) per common share:
   Basic and diluted                 $       (0.00)      $       (0.00)    $       (0.00)     $       (0.00)
                                     ==============      ==============    ==============     ==============

Weighted average shares outstanding:
   Basic and diluted                    59,975,833          57,725,833        59,975,833         57,664,295
                                     ==============      ==============    ==============     ==============




           The accompanying notes are an integral part of these financial statements.


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the nine months ended February 29, 2008 and February 28, 2007, and for the period from Inception (October 13, 2004) to February 29, 2008
                                           (unaudited)


                                                                                                          October 13, 2004
                                                                     Nine Months Ended                     (Inception) to
                                                          February 29, 2008       February 28, 2007      February 29, 2008
                                                         --------------------    --------------------    -------------------

Cash flows from operating activities:
            Cash flows (used in) operating activities    $           (45,170)    $           (61,303)   $          (633,563)
                                                         --------------------    --------------------    -------------------

Cash flows from investing activities:
            Cash flows (used in) investing activities                      -                       -                      -
                                                         --------------------    --------------------    -------------------

Cash flows from financing activities:
       Proceeds from notes payable, related party                      5,600                   8,000                113,600
       Proceeds from convertible debt                                      -                  30,000                 30,000
       Advances from related parties, net                             15,000                  10,000                 15,000
       Proceeds from issuance of common stock                              -                       -                475,100
                                                         --------------------    --------------------    -------------------
            Cash flows provided by financing activities               20,600                  48,000                633,700
                                                         --------------------    --------------------    -------------------

Net increase (decrease) in cash and equivalents                      (24,570)                (13,303)                   137

Cash and cash equivalents, beginning of period                        24,707                  19,229                      -
                                                         --------------------    --------------------    -------------------

Cash and cash equivalents, end of period                 $               137     $             5,926     $              137
                                                         ====================    ====================    ===================


Supplemental cash flow information:

         Income taxes paid                               $                 -     $                 -     $                -
                                                         ====================    ====================    ===================

         Interest paid                                   $                 -     $                 -     $            5,000
                                                         ====================    ====================    ===================


         The accompanying footnotes are an integral part of these consolidated financial statements.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited consolidated financial statements of Xpention Genetics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended May 31, 2007, for Xpention Genetics, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

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

Organization

Xpention Genetics, Inc. (the "Company") is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005. For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company has chosen May 31st as its fiscal year-end.

Basis of Presentation

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

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

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

Development Stage Company

The Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to enterprises that are establishing their operations. As a development stage enterprise, the Company must utilize accounting principles consistent with those required of an established enterprise, and, in addition, discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

Net (Loss) Per Common Share

The Company follows SFAS 128, "Earnings Per Share." Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company's choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its financial statements.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended February 29, 2008, the Company incurred a net loss of $273,067, and has incurred a cumulative net loss since inception of $1,611,742. At February 29, 2008, the Company had a working capital and stockholders' (deficit) of $(630,642). These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During 2006, the note was acquired by The Regency Group, LLC ("Regency Group") and additional funds totaling $8,000 were advanced under the terms of a bridge loan payable on October 9, 2007 or an earlier date if financing of $500,000 was obtained. Certain owners of Regency Group are also stockholders of the Company.

In October 2007, additional funds totaling $5,600 were advanced to the Company by Regency Group under the terms of a convertible bridge loan. As additional consideration, the terms of the two earlier borrowings were modified to coincide with the terms and conditions of the new borrowing. The loan was originally payable on December 1, 2007 or an earlier date if financing of $1,000,000 was obtained. The due dates of all the notes payable to Regency Group were subsequently extended to January 31, 2008 and then again to April 30, 2008. In connection with the extension of the due dates, all of the loans were amended to include conversion terms that allow the loans to be converted into common stock of the Company at a rate of $0.0035 per share.

The Company is required to recognize the value of conversion rights attached to the notes payable. These rights give the holders the ability to convert the notes payable into shares of common stock at a price less than the quoted market

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

value of the common  stock.  For  accounting  purposes,  the  Company  allocated
$113,600 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount must be recorded as interest expense at the date the conversion feature became effective. Accordingly, the Company recorded $113,600 of interest expense related to the beneficial conversion feature during the nine months ended February 29, 2008.

Interest on all notes accrues at the rate of 5% per annum and aggregated $4,157 during the nine months ended February 29, 2008.

NOTE 4.   CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and were originally due on January 5, 2008. The due date was extended to April 30, 2008. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.01 per share. The Regency Group, an entity affiliated through common ownership interests, holds $15,000 of the convertible debt.

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share, which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. For accounting purposes, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount has been amortized as interest expense over the one year life of the debentures. During the nine months ended February 29, 2008, the Company recorded $12,600 of amortization expense related to the debentures.

At February 29, 2008, the balance of these convertible debentures is as follows:

         Convertible debt, principal amount                $   30,000
         Less debt discount                                   (21,000)
                                                            ----------
         Subtotal                                               9,000
         Accumulated amortization                              21,000
                                                            ---------
         Total                                             $   30,000
                                                           ==========

                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

NOTE 5.  RELATED PARTY TRANSACTION

During the nine months ended February 29, 2008, the Company received advances of $15,000 from related parties, consisting of one stockholder and one entity affiliated through common ownership interests to cover operating expenses. The advances do not bear interest and are due on demand.

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

Plan of Operation

The Company, through its wholly-owned subsidiary, holds the exclusive worldwide license for patented technology for the detection of cancer based on a tumor marker known as "p65" which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. The tumor marker "p65" is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. Initially, the Company plans to develop an immunological test as well as a molecular assay for detection of cancer in canines. The Company also plans to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

The Company contracts with third party research organizations to conduct its research activities. During June 2007, the Company entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization. The project calls for third party validation of the research results presented in the final report from the University of Texas Health Science Center at San Antonio ("UTHSCSA") and technology transfer of the current assay plus assay reformatting and sample analysis. On August 15, 2007, the Company announced that the researchers had been unable to replicate the results obtained at UTHSCSA, as anticipated.

As a result of the initial results, the Company is reviewing its planned research activities for the development of an immunological canine cancer detection test. The Company also continues to evaluate various options for commercialization of its products; however, it is not anticipated the Company will generate any revenues from commercialization of its technology during the next twelve months.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2008. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations. There is no assurance that the Company will be able to complete any one of these activities.

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

The report of our independent registered public accounting firm on our financial statements at May 31, 2007 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to February 29, 2008, we have spent $937,601 on our research and development efforts to commercialize the "p65" technology.

As of February 29, 2008, our working capital deficit of $(630,642) was comprised of current assets of $4,918 and current liabilities of $635,560. This represents a decrease in working capital of $159,467 compared to the deficit of $(471,175) at fiscal year end May 31, 2007.

All of our capital resources to date have been provided through the sale of our equity securities, proceeds from notes payable and convertible debentures, and advances from stockholders. From inception to February 29, 2008, we received $475,100 in cash through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

The Company's ability to pay its accounts payable and accrued expenses and repay its borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing. Certain related parties have periodically advanced funds to us to meet our working capital needs. The related parties are under no obligation to continue these advances. During the nine months ended February 29, 2008, the related parties advanced $15,000 to us. These funds are due on demand and do not accrue interest.

Net cash used in operating activities was $45,170 during the nine months ended February 29, 2008, compared to $61,303 during the corresponding period of the prior fiscal year. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependant upon cash provided by financing activities.

Net cash provided by financing activities during the nine months ended February 29, 2008, was $20,600, compared to $48,000 during the comparable period of the prior fiscal year. We received advances of $15,000 from stockholders during the nine months ended February 29, 2008, as compared to $10,000 during the nine months ended February 28, 2007. In addition, we received proceeds of $5,600 from a convertible bridge loan from The Regency Group LLC, a related party, during the nine months ended February 29, 2008. In the comparable period in 2007, we received proceeds of $8,000 from The Regency Group, LLC. During the nine months ended February 28, 2007, we received proceeds of $30,000 from convertible debt. There was no corresponding transaction during the nine months ended February 29, 2008.

During the nine months ended February 29, 2008, we modified the terms and conditions of previous borrowings from The Regency Group LLC. All of the bridge loans from The Regency Group LLC were payable on December 1, 2007, or an earlier date if financing of $1,000,000 is obtained. The borrowings are convertible into common stock of the Company at a rate of $0.0035 per share. The due dates of the borrowings were extended to the earlier of April 30, 2008, or the date on which financing of at least $1,000,000 is obtained.

Results of Operations - Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended February 29, 2008, we recorded a net loss of $37,709 compared to a loss for the corresponding period of 2007 of $34,777, an increase of $2,932. During both periods, the loss per share was less than $0.01.

General and administrative expenses increased to $33,610 for the three months ended February 29, 2008 compared to $27,165 during the same period of 2007. The increase of $6,445 was primarily caused by a timing difference in the recognition of expense for directors and officers insurance premiums. While we do not expect a significant change in insurance premiums for the year, additional expenses of $4,781 were allocated to the 2008 quarterly period compared to the 2007 quarterly period. There were no material changes in any other general or administrative expenses, which continue to consist primarily of the accrual for compensation costs, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

Results of Operations - Nine Months Ended February 29, 2008 Compared to the Nine Months Ended February 28, 2007

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the nine months ended February 29, 2008, we recorded a net loss of $273,067 compared to a loss for the corresponding period of 2007 of $136,086, a difference of $136,981. During both periods, the loss per share was less than $0.01. During the nine months ended February 29, 2008, we restructured our debt such that we recognized additional interest expense, as discussed above.

Research and development costs increased to $28,065 during the nine months ended February 29, 2008, compared to $3,285 incurred during the nine months ended February 28, 2007. The increase of $24,780 represents third party testing costs incurred to validate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in significant variations in the expenses reported in each quarterly period.

General and administrative expenses decreased to $112,845 for the nine months ended February 29, 2008, compared to $125,440 during the corresponding period of 2007. The overall decrease of $12,595 includes small decreases in multiple expenses, none of which are expected to represent a material change in expenses for the year. The largest decrease was caused by a timing difference in the recognition of expense for directors and officers insurance premiums. We expect that timing difference to reverse during the fourth quarter. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

Interest expense, including the amortization of debt discount, increased to $132,157 for the nine months ended February 29, 2008 compared to $7,361 for the comparable period in the prior year. The increase of $124,796 includes the amortization of debt discount of $126,200 related to the beneficial conversion feature included in the restructuring of the convertible debentures and convertible notes payable. In the debt restructuring, we granted conversion rights at $0.0035 per share. For accounting purposes, the rights are assigned a cost and additional interest expense is recorded to recognize that cost. The calculation assumes that the debt will be converted into common stock and the cost is our estimate of the value of the additional common stock to be issued. As the additional costs are a non-cash item, they do not impact our liquidity.

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report February 29, 2008 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Registrant's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the Registrant's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the Registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Registrant's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Current management is not aware of any threatened litigation, claims or assessments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any securities during the quarter ended February 29, 2008.

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

Dated:  April 10, 2008

                                        XPENTION GENETICS, INC.


                                        /s/ David Kittrell
                                        ------------------------------
                                        David Kittrell, President