Form 10KSB
period 2008-05-31
XPENTION GENETICS INC
filed 2008-09-10
CIK 1223533

FORM 10-KSB


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended May 31, 2008

                 Commission file number: 333-107179 & 000-51210


                             XPENTION GENETICS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                         98-0380519
------------------------                         --------------------
(State of incorporation)                (I.R.S. Employer Identification No.)

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

     Aggregate market value of the 39,775,458 shares of common voting stock held by non-affiliates of the registrant as of September 9, 2008 was $198,877 based on the bid price at September 9, 2008 of $.005 as reported by OTCBB.

     Number of authorized outstanding shares of the registrant's $.001 par value common stock, as of September 9, 2008: 96,561,790.

                                TABLE OF CONTENTS

                                        PART I

  Item 1.   Description of Business                                          4
  Item 2.   Description of Property                                          9
  Item 3.   Legal Proceedings                                                9
  Item 4.   Submission of Matters to a Vote of Security Holders              9


PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters         9
  Item 6.   Management's Discussion and Analysis or Plan of Operation        10
  Item 7.   Financial Statements                                             12
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         12
  Item 8A.  Controls and Procedures                                          12
  Item 8B.  Subsequent Events                                                13

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                13
  Item 10.  Executive Compensation                                           15
  Item 11.  Security Ownership of Certain Beneficial Owners and Management   17
  Item 12.  Certain Relationships and Related Transactions                   17

                                    PART IV

  Item 13.  Exhibits and Reports on Form 8-K                                 17
  Item 14.  Principal Accountant Fees and Services                           17

SIGNATURES                                                                   19

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

     About 1,300,000 new cases of cancer were diagnosed in 2003. This year about 550,000 Americans are expected to die of cancer, more than 1,500 people a day. Cancer is now the number one leading cause of death in the U.S. exceeding even heart disease in 2004. In the U.S., one out of every four deaths is attributable to cancer.

     The National Institutes of Health estimates overall costs for cancer in the year 2002 at $171.6 billion. $60.9 billion for direct medical costs (total of all health expenditures) and $15.5 billion for indirect morbidity costs (cost of lost productivity due to premature death). An estimated 250,000 new cases of breast cancer in women and 220,000 new cases of prostate cancer in men occurred in 2003.

Companion Animal Cancers

     There are 65 million pet dogs and nearly 78 million pet cats in the United States, most of whom are considered part of the family. U.S. expenditure on veterinary care for pets in 2004 has grown over previous years and is esti-mated at $8.3 billion with an additional $7.9 billion in supplies and medicine (APPMA 2003/2004 National Pet Owner's Survey). Companion animals are living longer and healthier lives but are also experiencing a higher frequency of disease. Diagnosis of disease occurs more commonly in the late stages of life.

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


EMPLOYEES

     The Company is a development stage company and as of May 31, 2008 had one salaried employee. Upon the completion of its reorganization the Company's former officers resigned and President and Chief Executive Officer of Xpention Inc., David Kittrell, became the President and CEO of Xpention Genetics in February 2005. The Company expects to continue to use consultants, subcontract labor, attorneys and accountants as necessary and may find a need to engage additional full-time employees as necessary.

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

     Dependence upon Management. The Company currently has only one individual who is serving as its officer and director. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings as of September 9, 2008.


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


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock trades on the OTC:BB under the symbol "XPNG.OB" The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


                                           HIGH          LOW
                                          ------        ------
Year Ended May 31, 2008
-----------------------

First Quarter                             $0.055        $0.024
Second Quarter                            $0.030        $0.011
Third Quarter                             $0.015        $0.004
Fourth Quarter                            $0.005        $0.003


Year Ended May 31, 2007
-----------------------

First Quarter                             $0.06         $0.05
Second Quarter                            $0.03         $0.02
Third Quarter                             $0.03         $0.03
Fourth Quarter                            $0.04         $0.04

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


NUMBER OF HOLDERS

     As of May 31, 2008, there were 110 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of May 31, 2008, there were 59,975,833 shares of common stock outstanding on record with the Company's stock transfer agent, Holladay Stock Transfer, Inc.


DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


SALES OF UNREGISTERED SECURITIES

     Subsequent to the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act"). Effective June 30, 2008, we issued
36,585,957 shares of common stock to The Regency Group LLC pursuant to the conversion of outstanding principal and interest aggregating $128,051.

     In each case, we relied on exemptions provided under the Securities Act. We took steps to see that the investors had available the same type of information that would be included in a registration statement. Finally, each certificate representing shares issued pursuant to those exemptions has been inscribed by the restricted legend required by Rule 144.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in this Annual Report on Form 10-KSB.

Plan of Operation

The Company, through its wholly-owned subsidiary, holds the exclusive worldwide license to a patented technology for the detection of cancer based on a tumor marker known as "p65" which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. The tumor marker "p65" is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. We plan to develop an immunological test as well as a molecular assay for detection of cancer in canines. We also plan to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

We contract with third party research organizations to conduct our research activities. During June 2007, we entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization. The project calls for third party validation of the research results presented in the final report from the University of Texas Health Science Center at San Antonio ("UTHSCSA") and technology transfer of the current assay plus assay reformatting and sample analysis. On August 15, 2007, we announced that the researchers had been unable to replicate the results obtained at UTHSCSA.

As a result of the revalidation results, we are reviewing our planned research activities for the development of an immunological canine cancer detection test. We also continue to evaluate various options for commercialization of products; however, it is not anticipated that we will generate any revenues from commercialization of our technology during the next twelve months.

Liquidity and Capital Resources

At of May 31, 2008, our working capital deficit of $669,558 was comprised of total current assets of $50 consisting of cash and cash equivalents and total current liabilities of $669,608. This represents a decline in working capital of $198,383 compared to the deficit of $471,175 at fiscal year end May 31, 2007. During the year ended May 31, 2008, we consumed working capital while we pursued our business plan.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2009. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

The report of our registered independent public accountants on our financial statements at May 31, 2008 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of amounts due under research contracts as well as accrued but unpaid professional fees and administrative expenses and to fund ongoing research and operations.

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

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to May 31, 2008, we have spent $937,601 on our research and development efforts to commercialize the "p65" technology.

All of our capital resources to date have been provided through the sale of our equity securities, proceeds from notes payable and convertible debentures, and advances from related parties. From inception to May 31, 2008, we received
$475,100 in cash through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing. Certain related parties have periodically advanced funds to us to meet our working capital needs. The related parties are under no obligation to continue these advances. During the year ended May 31, 2008, the related parties advanced $15,000 to us. These funds are due on demand and do not accrue interest.

Net cash used in operating activities was $45,257 during the year ended May 31, 2008, compared to $107,522 during 2007. During the year ended May 31, 2008, we incurred a net loss of $311,983, which included $126,200 in amortization expense as a result of the debt discount. During the year ended May 31, 2008, accounts payable and accrued expenses increased by $140,526. During the year ended May 31, 2007, we incurred a net loss of $205,721, which included $2,400 in stock compensation expense and $8,400 in amortization expense as a result of debt discount. During the year ended May 31, 2007, accounts payable and accrued expenses increased by $87,399. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the years ended May 31, 2008 and 2007, the Company did not receive or use funds in its investing activities.

Net cash provided by financing activities during the year ended May 31, 2008, was $20,600, compared to $113,000 during 2007. We received proceeds of $5,600 from a convertible bridge loan from The Regency Group LLC (Regency Group) during the year ended May 31, 2008. We also received advances from related parties of $15,000 during fiscal year 2008. During the year ended May 31, 2007 we received loan proceeds of $8,000 from Regency Group and we also received proceeds of $30,000 from the sale of convertible debt, Also during 2007 we received cash proceeds of $75,000 from the issuance of 2,250,000 shares of common stock.

During the year ended May 31, 2008, we modified the terms and conditions of previous borrowings from Regency Group. As we were unable to retire the debt as of the maturity dates, we negotiated an extension of the due dates. As additional consideration for the extensions, all of the Regency Group notes payable were amended to include conversion terms that allow all or part of the borrowings to be converted into common stock of the Company at a rate of $0.0035 per share. Effective June 30, 2008, Regency Group converted the outstanding balances into 36,585,957 shares of common stock.

Results of Operations - Year Ended May 31, 2008 Compared to the Year Ended May 31, 2007

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the year ended May 31, 2008, we recorded a net loss of $(311,983) or $(0.01) per share, compared to a 2007 net loss of $(205,721) or $(0.00) per share, an increased loss of $106,262. During the year ended May 31, 2008, we restructured our debt such that we recognized additional interest expense, as discussed below.

Research and development costs decreased by $8,600 to $28,065 during the year ended May 31, 2008, compared to $36,665 incurred during the year ended May 31, 2007. The costs incurred during 2008 represent third party testing costs incurred to revalidate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in variations in the expenses reported in each period.

General and administrative expenses decreased by $4,699 to $149,741 for the year ended May 31, 2008, compared to $154,440 during 2007. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of directors and officers insurance. There were no significant changes in the nature of these activities in 2008 compared to 2007.

Interest expense, including the amortization of debt discount, increased to $134,177 for the year ended May 31, 2008 compared to $14,616 for 2007. The increase of $119,561 includes the amortization of debt discount related to the beneficial conversion feature included in the restructuring of the borrowings from Regency Group. In the debt restructuring, we granted conversion rights at $0.0035 per share. For accounting purposes, the value of the rights was calculated and additional interest expense was recorded to recognize that value. The additional interest expense is a non-cash item and does not affect our liquidity.


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

ITEM 8B. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

     Subsequent to May 31, 2008, the Company received cash advances totaling $22,500 from a stockholder to cover operating expenses. The advances are non-interest bearing and are due upon demand.

     Subsequent to May 31, 2008, the Company received a cash advance totaling $6,250 from a related party to cover operating expenses. The advance is non-interest bearing and is due upon demand.

     Effective June 30, 2008, Regency Group converted principal of $113,600 and accrued interest of $14,451 into 36,585,957 shares of common stock.

     On July 25, 2008, stockholders holding a majority of shares entitled to vote authorized a reverse stock split of our outstanding common stock in the range of from 1:10 to 1:20 (or more plainly stated, the range would be as low as from one new share to be exchanged for ten existing shares to as high as one new share to be exchanged for twenty existing shares), as determined in the sole discretion of the Board of Directors. Our Board will have the discretion to elect, as it determines to be in the best interests of our Company and our stockholders, to affect the reverse split at any exchange ratio within the range at any time before our 2008 annual stockholder meeting.

     Similarly, stockholders holding a majority of shares authorized the Board to change the Company's name to Cancer Detection Corporation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of May 31, 2008:


     NAME           Age          POSITION HELD                TENURE
-------------       ---    -----------------------------    -------------------
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

BIOGRAPHICAL INFORMATION

     DAVID KITTRELL, President

     Mr. Kittrell received his B.A. in Economics from Davidson College in North Carolina in 1974. He received his Master of Arts in Economics from the University of Miami in 1978. Mr. Kittrell held various positions with SunTrust Bank in Florida, including, Management Associate, Credit Department; Vice President, International Division; Vice President and Manager, Real Estate Administration Department; Vice President, Commercial Real Estate Finance Department; Senior Vice President, Special Assets Group; Senior Vice President and Manager, Real Estate Finance; and Executive Vice President and Chief Credit Officer, Credit Administration Division (1978-1997). From 1999 to 2001, he was a Broker Associate with Coldwell Banker Residential Brokerage in Colorado. Since 2001, Mr. Kittrell has been a Managing Broker with Coldwell Banker Residential Brokerage in Colorado.


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



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
David Kittrell, President     2006      $96,000(1)       0                  0                  0                0
                              2007      $96,000(1)       0                  0                  0                0
                              2008      $96,000(1)       0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------

(1) Amounts accrued pursuant to employment agreement. No amounts were paid to Mr. Kittrell in any year.

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)


WARRANTS

     The following table sets forth information with respect to options to purchase common stock of the Company granted during fiscal year ended May 31, 2008.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of September 9, 2008. Also included are the shares held by all executive officers and directors as a group.


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
David Kittrell                      14,300,000                   14.8%
10965 Elizabeth Drive
Conifer, CO  80433

The Regency Group, LLC.             36,585,957                   37.89%

James Coutris                        5,900,375                    6.11%
1210 Bassett Road
Westlake, OH  44145


All directors and executive
officers as a group (1 person)      14,300,000                   14.8%


     Each principal shareholder has sole investment power and sole voting power over the shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

        None


                                     PART IV


ITEM 13. EXHIBITS
-----------------

Exhibits:

   31    Sarbanes-Oxley Certification
   32    Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2008 and 2007. All services of the independent registered auditing firm reflected below were approved by the Board.

     Stark Winter Schenkein & Co., LLP ("Stark") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining Stark's independence. All audit work was performed by the auditors' full time employees.

     The following table sets forth fees paid to (or accrued to) Stark Winter Schenkein & Co., LLP for the years ended May 31, 2008 and 2007.

                                        2008            2007
                                     ----------      ----------
        Audit Fees                      $21,738         $16,950
        Audit Related Fees                    0           2,250
        Tax Fees                              0               0
        All Other Fees                        0               0
                                     ----------      -----------
        Total Fees                      $21,738         $19,200
                                     ==========      ===========


                                      INDEX

                                                      Form 10-KSB
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number
----------      -------------------------             -------------------------
3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #333-107179

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Xpention Genetics, Inc.

We have audited the accompanying balance sheets of Xpention Genetics, Inc. (a development stage company) as of May 31, 2008 and 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and for the period from October 13, 2004 (inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xpention Genetics, Inc. (a development stage company) as of May 31, 2008 and 2007, and the results of its operations, and its cash flows for the years then ended, and for the period from October 13, 2004 (inception) to May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
September 4, 2008


                             XPENTION GENETICS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           as of May 31, 2008 and 2007


                                                                                         2008                 2007
                                                                                   -----------------    -----------------

                                            ASSETS

Current assets
     Cash and cash equivalents                                                                 $ 50             $ 24,707
                                                                                   -----------------    -----------------
            Total assets                                                                       $ 50             $ 24,707
                                                                                   =================    =================


                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                                                $ 149,664            $ 113,115
     Accrued compensation                                                                   344,000              248,000
     Accrued interest                                                                        17,344                9,367
     Advances from related parties                                                           15,000                    -
     Notes payable, related party                                                           113,600              108,000
     Convertible debt, net of discount                                                       30,000               17,400
                                                                                   -----------------    -----------------
            Total current liabilities                                                       669,608              495,882
                                                                                   -----------------    -----------------

Stockholders' (deficit)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
         none issued or outstanding                                                               -                    -
     Common stock, $0.001 par value, 100,000,000 shares authorized,
         59,975,833 shares issued and outstanding                                            59,976               59,976
     Additional paid-in capital                                                             921,124              807,524
     (Deficit) accumulated during the development stage                                  (1,650,658)          (1,338,675)
                                                                                   -----------------    -----------------
            Total stockholders' (deficit)                                                  (669,558)            (471,175)
                                                                                   -----------------    -----------------
            Total liabilities and stockholders' (deficit)                                      $ 50             $ 24,707
                                                                                   =================    =================


 The accompanying notes are an integral part of these consolidated financial statements.
                                      F-2



                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                           for the years ended May 31, 2008 and 2007,
              and for the period from Inception (October 13, 2004) to May 31, 2008


                                                                                                        October 13, 2004
                                                                                                         (Inception) to
                                                           2008                     2007                  May 31, 2008
                                                   ---------------------    ----------------------    ----------------------

Revenues                                                    $        -               $          -              $          -
                                                   ---------------------    ----------------------    ----------------------

Expenses
    Research and development                                     28,065                    36,665                   937,601
 General and administrative                                     149,741                   154,440                   556,113
                                                   ---------------------    ----------------------    ----------------------
        Total expenses                                          177,806                   191,105                 1,493,714
                                                   ---------------------    ----------------------    ----------------------

Operating (loss)                                               (177,806)                 (191,105)               (1,493,714)
                                                   ---------------------    ----------------------    ----------------------

Other (expense)
 Interest expense                                                (7,977)                   (6,216)                  (22,344)
    Amortization of debt discount                              (126,200)                   (8,400)                 (134,600)
                                                   ---------------------    ----------------------    ----------------------
           Total other (expense)                               (134,177)                  (14,616)                 (156,944)
                                                   ---------------------    ----------------------    ----------------------


Net (loss)                                                   $ (311,983)               $ (205,721)             $ (1,650,658)
                                                   =====================    ======================    ======================

Basic and diluted:
  (Loss) per share                                              $ (0.01)                  $ (0.00)                  $ (0.03)
                                                   =====================    ======================    ======================

  Weighted average shares outstanding                        59,975,833                57,852,408                53,182,698
                                                   =====================    ======================    ======================




             The accompanying notes are an integral part of these consolidated financial statements.

                                              F-3


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                for the period from Inception (October 13, 2004) to May 31, 2008


                                                                                                (Deficit)
                                                                                               Accumulated
                                            Number of       Par Value of      Additional       During the
                                             Common            Common           Paid in        Development
                                             Shares            Shares           Capital           Stage            Total
                                          --------------    --------------   --------------   --------------   ---------------

October 13, 2004 (Inception)                          -               $ -              $ -              $ -               $ -

Stock issued for cash at inception           14,300,000            14,300          (14,200)               -               100

Recapitalization, Bayview merger             42,542,500            42,543          (42,543)               -                 -

Net (loss)                                            -                 -                -         (156,750)         (156,750)
                                          ------------------------------------------------------------------------------------

Balance, May 31, 2005                        56,842,500            56,843          (56,743)        (156,750)         (156,650)

Common stock issued for cash                    333,333               333          399,667                -           400,000

Common stock issued for services                450,000               450          368,550                -           369,000

Net (loss)                                            -                 -                -         (976,204)         (976,204)
                                          ------------------------------------------------------------------------------------

Balance, May 31, 2006                        57,625,833            57,626          711,474       (1,132,954)         (363,854)

Common stock issued for services                100,000               100            2,300                -             2,400

Beneficial conversion on debt                         -                 -           21,000                -            21,000

Common stock issued for cash                  2,250,000             2,250           72,750                -            75,000

Net (loss)                                            -                 -                -         (205,721)         (205,721)
                                          ------------------------------------------------------------------------------------

Balance, May 31, 2007                        59,975,833            59,976          807,524       (1,338,675)         (471,175)

Beneficial conversion on debt                         -                 -          113,600                -           113,600

Net (loss)                                            -                 -                -         (311,983)         (311,983)
                                          ------------------------------------------------------------------------------------

Balance, May 31, 2008                        59,975,833          $ 59,976        $ 921,124      $(1,650,658)       $ (669,558)
                                          ====================================================================================




         The accompanying notes are an integral part of these consolidated financial statements.
                                              F-4


                                     XPENTION GENETICS, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the years ended May 31, 2008 and 2007,
              and for the period from inception (October 13, 2004) to May 31, 2008

                                                                                                   October 13, 2004
                                                                                                    (Inception) to
                                                              2008                 2007              May 31, 2008
                                                        -----------------    -----------------    -------------------

Cash flows from operating activities:
      Net (loss)                                              $ (311,983)          $ (205,721)          $ (1,650,658)
                                                        -----------------    -----------------    -------------------
      Adjustments to reconcile net (loss) to
                net cash (used in) operating
                activities:
           Stock based compensation                                    -                2,400                371,400
           Amortization of debt discount                         126,200                8,400                134,600
      Changes in operating assets and liabilities:
           Accounts payable and accrued expenses                 140,526               87,399                511,008
                                                        -----------------    -----------------    -------------------
      Total adjustments                                          266,726               98,199              1,017,008
                                                        -----------------    -----------------    -------------------

           Cash flows (used in) operating activities             (45,257)            (107,522)              (633,650)
                                                        -----------------    -----------------    -------------------

Cash flows from investing activities:
                                                        -----------------    -----------------    -------------------
           Cash flows (used in) investing activities                   -                    -                      -
                                                        -----------------    -----------------    -------------------

Cash flows from financing activities:
      Proceeds from note payable                                   5,600                8,000                113,600
      Proceeds from convertible debt                                   -               30,000                 30,000
      Advances from related parties, net                          15,000                    -                 15,000
      Proceeds from issuance of common stock                           -               75,000                475,100
                                                        -------------------------------------------------------------
           Cash flows provided by financing activities            20,600              113,000                633,700
                                                        -------------------------------------------------------------

Net (decrease) increase in cash and equivalents                  (24,657)               5,478                     50

Cash and cash equivalents, beginning of period                    24,707               19,229                      -
                                                        -------------------------------------------------------------

Cash and cash equivalents, end of period                            $ 50             $ 24,707                   $ 50
                                                        =============================================================


Supplemental cash flow information:

        Income taxes paid                                            $ -                  $ -                    $ -
                                                        =============================================================

        Interest paid (returned)                                     $ -             $ (1,493)               $ 5,000
                                                        =============================================================







         The accompanying notes are an integral part of these consolidated financial statements.

                                              F-5

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Xpention Genetics, Inc. (the "Company") is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005. For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company's fiscal year ends on May 31st.

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

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

Development Stage Company

The Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to enterprises that are establishing their operations. As a development stage enterprise, the Company must utilize accounting principles consistent with those required of an established enterprise, and, in addition, must disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

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

Per Share Amounts

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

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

In accordance with FIN 48 (effective June 1, 2007) which clarifies SFAS 109, the Company recognizes in its financial statements the impact of any tax position that more than likely will be sustained in an examination, based on the technical merits of the position.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The expenses for the years ended May 31, 2008 and 2007 were $28,065 and $36,665, respectively.

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), and EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company recognizes the value of conversion rights attached to convertible debt instruments. These rights give the holders the ability to convert the debt instruments into shares of common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the life of the related debt. The aggregate amounts recognized as amortization of debt discount for the years ended May 31, 2008 and 2007 were $126,200 and $8,400, respectively.

Revenue Recognition

Revenue from product sales will be recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor fee is fixed or determinable, and no further obligation exists and collectability is probable. Generally, this will be when title passes on the date of shipment. Cost of products sold will consist of the cost of raw materials and labor related to the corresponding sales transaction. When a right of return exists, the Company will defer revenues until the right of return expires. Revenue from services will be recognized when service is completed.

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. SFAS No. 157, "Fair Value Measurements" (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2008.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and accrued expenses, advances from related parties, notes

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

payable, and convertible debt. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Impairment of Long Lived Assets

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

Segment Information

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Stock Based Compensation

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

the company's choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for our fiscal year beginning June 1, 2008. SFAS 159 is not expected to have a significant impact on our financial statements.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning June 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will be effective for our fiscal year beginning June 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, "Effective Date of FASB Statement No. 157" (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company's consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned June 1, 2009 adoption of the remainder of the standard.

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended May 31, 2008, the Company incurred a net loss of $311,983, and has incurred a cumulative net loss since inception of $1,650,658. At May 31, 2008, the Company had a working capital deficit and stockholders' deficit of $669,558. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2009 and is currently seeking additional resources. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations.

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

In October 2007, additional funds totaling $5,600 were advanced to the Company by Regency Group under the terms of a convertible bridge loan. As additional consideration, the terms of the two earlier borrowings were modified to coincide with the terms and conditions of the new borrowing. The loan was originally payable on December 1, 2007 or an earlier date if financing of $1,000,000 was obtained. The due dates of all the notes payable to Regency Group were subsequently extended to January 31, 2008, and then again to April 30, 2008. In connection with the extension of due dates, all of the loans were amended to include conversion terms that allow all or part of the borrowings to be converted into common stock of the Company at a rate of $0.0035 per share.

Effective June 30, 2008, Regency Group converted principal of $113,600 and accrued interest of $14,451 into 36,585,957 shares of common stock.

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

The Company is required to recognize the value of conversion rights attached to the notes payable. These rights give the holders the ability to convert the notes payable into shares of common stock at a price less than the quoted market value of the common stock. For accounting purposes, the Company allocated
$113,600 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid in capital. The debt discount was recorded as interest expense at the date the conversion feature became effective. Accordingly, the Company recorded $113,600 of interest expense related to the beneficial conversion feature during the year ended May 31, 2008.

Interest on all these notes accrues at the rate of 5% per annum and aggregated $5,577 during the year ended May 31, 2008 and $5,256 during the year ended May 31, 2007.

NOTE 4.  CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000. The debentures bear interest at 8% per annum and were originally due on January 5, 2008. The due date was subsequently extended, as discussed below. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.01 per share. Regency Group holds $15,000 of the convertible debt.

In accordance with EITFs No. 98-5 and No. 00-27, the Company is required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share, which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. When the debt was issued, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid-in capital. The debt discount has been amortized as interest expense over the one year life of the debentures. During the years ended May 31, 2008 and 2007, respectively, the Company recorded $12,600 and $8,400 of amortization expense related to the debentures.

At May 31, 2008 and 2007 respectively, the balance of these convertible debentures is as follows:

                                                   2008                2007
                                                ----------          ----------
   Convertible debt, principal amount          $   30,000          $   30,000
   Less debt discount                             (21,000)            (21,000)
                                                ----------          ----------
   Subtotal                                         9,000               9,000
   Accumulated amortization                        21,000               8,400
                                                ----------          ----------
   Total                                       $   30,000          $   17,400
                                                ==========          ==========

The due date of the convertible debentures was extended to April 30, 2008. Subsequent to May 31, 2008, the Company repaid outstanding principal of $7,500 and extended the due date of $7,500 to September 30, 2008. The due date of the other $15,000 of convertible debt was extended to December 31, 2008.

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

NOTE 5.  STOCKHOLDERS' (DEFICIT)

Preferred Stock The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

Common Stock The Company has authorized 100,000,000 shares of $0.001 par value common stock. In May 2005 the Board of Directors approved a 13 for 1 forward stock split. All share and per share amounts presented in these financial statements have been adjusted to retroactively include the effect of the stock split.

At inception (October 13, 2004), the Company issued 13,000 shares to its founder for cash of $100. In conjunction with the business combination between Xpention, Inc. and Bayview Corporation in March, 2005, Bayview issued 14,300,000 shares of its common stock in exchange for the 13,000 previously outstanding shares of Xpention. For accounting purposes, this business combination is treated as a reverse acquisition of Bayview, and the consolidated company's statement of stockholders' equity was restated to reflect the issuance of 14,300,000 shares at inception. Furthermore, the previously outstanding shares of Bayview (42,542,500) are treated as issued on March 18, 2005 as part of the recapitalization of the Company. Immediately after the business combination, there were 56,842,500 shares of common stock outstanding.

On June 15, 2005, the Company entered into a Subscription Agreement with a private investor for the sale of 333,333 shares of restricted common stock for cash proceeds of $400,000, or $1.20 per share.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance. The agreement continued through May 31, 2006. The Company granted Dr. Slaga 450,000 shares of restricted common stock as compensation for such services. The shares were valued at $369,000, their fair market value on the date it was agreed they would be issued.

On November 15, 2006, the Company authorized and issued an award of 100,000 shares of common stock to its then chief scientific officer as stock compensation for his service as an officer and director. The services were valued at $2,400, the fair market value of the stock issued.

On May 3, 2007, the Company entered into a Subscription Agreement with a private investor for the sale of 2,250,000 shares of restricted common stock for cash proceeds of $75,000, or $0.0333 per share.

NOTE 6.  INCOME TAXES

A reconciliation of the tax provision for 2008 and 2007 at statutory rates is comprised of the following components:

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

                                                 2008                 2007
                                           ----------------     ----------------

Tax expense (benefit) at statutory rates   $    (106,000)       $     (70,000)
Book to tax adjustments:
       Amortization of debt discount              43,000                3,000
Net operating loss carry-forward                  63,000               67,000

                                           ----------------     ----------------
Tax provision                              $         ---        $         ---
                                           ================     ================


Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financial statement and tax bases of assets and liabilities. Those items consist of the following as of May 31, 2008 and 2007:

Deferred tax assets:                             2008                2007
                                         ---------------     ---------------
Net operating loss carry-forwards        $    272,000        $    242,000
Book to tax adjustments:
        Stock for services                    126,000             126,000
        Accrued compensation                  117,000              84,000
                                         ---------------     ---------------
Total deferred tax assets                     515,000             452,000
Less valuation allowance                     (515,000)           (452,000)
                                         ---------------     ---------------
Net deferred tax asset                   $       ----        $       ----
                                         ===============     ===============


Total deferred tax assets and the valuation allowance increased by approximately $63,000 during 2008.

At May 31, 2008, the Company has tax loss carry-forwards approximating $800,000 that expire at various dates through 2028. At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

NOTE 7.  COMMITMENTS

Effective November 1, 2004, the Company entered into a five year employment agreement with its President that provides for compensation of $8,000 per month plus a bonus of $96,000 if and when the Company earns $1,000,000 net profit. The Company has been unable to make cash payments to the President and, accordingly, has accrued a liability for the amounts due. As of May 31, 2008, the accrued and unpaid compensation due to the President was $344,000.

On February 17, 2005, the Company's wholly-owned subsidiary, Xpention, Inc., entered into a License and Technology Licensing Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

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

On May 28, 2005, the Company entered into a Research Agreement with Genethera Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005, and expired on July 28, 2006, and required payments to Genethera Inc. of $10,000 per month. As of May 31, 2008, the balance due to Genethera Inc. was $110,000, all of which is included in accounts payable on the accompanying balance sheet.

On July 21, 2005, the Company entered into a Research Agreement with Colorado State University for research activities in connection with the development of the p65 immunological test for canines in which CSU will provide canine blood and tissue specimens for use in clinical trials. The agreement terminated on July 1, 2006, and required payments to CSU totaling $17,520.

On November 2, 2005, the Company amended its Research Agreement with Colorado State University. The amendment calls for CSU to collect additional blood samples for use by the Company in development of a canine cancer detection test and extends the agreement to November 1, 2006. The Company paid Colorado State University an additional $15,330 for the work performed pursuant to the amendment.

On December 1, 2005, the Company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio ("UTHSCSA") whereby UTHSCSA agreed to perform research activities for development of an immunological test for canines. This agreement replaced the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC. The agreement with UTHSCSA permitted the Company to continue its collaboration with Dr. Margaret Hanausek who accepted a faculty position at UTHSCSA. The Company paid $89,306 to UTHSCSA for work performed pursuant to the Agreement and the final report was received in May 2007.

During June 2007, the Company entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization. The project calls for third party validation of the research results presented in the final report from UTHSCSA and technology transfer of the current assay plus assay reformatting and sample analysis. Total cost of the project was $28,065, including reimbursement of travel expenses, all of which was recorded during the year ended May 31, 2008. As of May 31, 2008, the remaining balance due to Future Focus was $23,765, and was included in accounts payable and accrued expense in the accompanying balance sheet.

On October 11, 2006, the Company entered into a Corporate Development Consulting Services Agreement with Innovision Ltd. Innovision shall assist the company primarily in raising capital as well as other corporate services including targeting possible acquisitions, identifying potential marketing alliances and

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

strategic planning and operational support as requested by the Company. Compensation to Innovision is performance based and consists of commissions paid on capital funding either in cash or in the form of the Company's stock. As of May 31, 2008, the Company has not entered into any agreements for debt or equity financing with sources introduced by Innovision and is not obligated to make any payments under the Agreement.

NOTE 8.  RELATED PARTY TRANSACTION

During the year ended May 31, 2008, the Company received cash advances of $15,000 from related parties, consisting of one stockholder and one entity affiliated through common ownership interests, to cover operating expenses. The advances do not bear interest and are due upon demand.

NOTE 9.  SUBSEQUENT EVENTS

Subsequent to May 31, 2008, the Company received cash advances totaling $22,500 from a stockholder to cover operating expenses. The advances are non-interest bearing and are due upon demand.

Subsequent to May 31, 2008, the Company received a cash advance totaling $6,250 from a related party to cover operating expenses. The advance is non-interest bearing and is due upon demand.

Effective June 30, 2008, Regency Group converted principal of $113,600 and accrued interest of $14,451 into 36,585,957 shares of common stock.

On July 25, 2008, stockholders holding a majority of shares entitled to vote authorized a reverse stock split of our outstanding common stock in the range of from 1:10 to 1:20 (or more plainly stated, the range would be as low as from one new share to be exchanged for ten existing shares, to as high as one new share to be exchanged for twenty existing shares), as determined in the sole discretion of the Board of Directors. Our Board will have the discretion to elect, as it determines to be in the best interests of our Company and our stockholders, to affect the reverse split at any exchange ratio within the range at any time before our 2008 annual stockholder meeting.

Similarly, stockholders holding a majority of shares authorized the Board to change the Company's name to Cancer Detection Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 9, 2008


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