Form 10-Q
period 2008-08-31
XPENTION GENETICS INC
filed 2008-10-20
CIK 1223533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 333-107179

                          CANCER DETECTION CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                            XPENTION GENETICS, INC.
                            -----------------------
                          (Former name of registrant)


          Nevada                                            98-0380519
  (State of Incorporation)                             (IRS Employer ID Number)


                    10965 Elizabeth Drive, Conifer, CO 80433
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (303) 908-4900
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,828,124 shares of $0.001 par value common stock outstanding as of October 20, 2008.


                          CANCER DETECTION CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                       Page
                                                                                    ----

Consolidated Balance Sheets - August 31, 2008 (unaudited) and May 31, 2008           3

Consolidated Statements of Operations - Three months ended August 31, 2008 and 2007 and for the Period from Inception (October 13, 2004) to
        August 31, 2008 (unaudited)                                                  4

Consolidated Statements of Cash Flows - Three months ended August 31, 2008 and 2007 and for the Period from Inception (October 13, 2004) to
        August 31, 2008 (unaudited)                                                  5

Notes to Financial Statements (unaudited)                                            6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 14

Item 4. Controls and Procedures                                                     14

Item 4T.  Controls and Procedures                                                   14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                15

Item 3.  Defaults Upon Senior Securities                                            15

Item 4.  Submission of Matters to a Vote of Security Holders                        15

Item 5.  Other Information                                                          16

Item 6.  Exhibits                                                                   16

SIGNATURES                                                                          17


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 CANCER DETECTION CORPORATION
                              (formerly Xpention Genetics, Inc.)
                                (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS


                                                                                 August 31,            May 31,
                                                                                    2008                2008
                                                                               ----------------    ----------------
                                                                                 (Unaudited)

                                          ASSETS
Current assets
     Cash and cash equivalents                                                           $ 155                $ 50
     Prepaid expenses                                                                    9,994                   -
                                                                               ----------------    ----------------
            Total assets                                                              $ 10,149                $ 50
                                                                               ================    ================


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                                           $ 158,069           $ 149,664
     Accrued compensation                                                              368,000             344,000
     Accrued interest                                                                    2,010              17,344
     Advances from related parties                                                      43,750              15,000
     Notes payable, related party                                                            -             113,600
     Convertible debt                                                                   22,500              30,000
                                                                               ----------------    ----------------
            Total current liabilities                                                  594,329             669,608
                                                                               ----------------    ----------------

Stockholders' (deficit)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        none issued or outstanding                                                           -                   -
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        4,828,124 and 2,998,826 shares issued and outstanding
        at August 31, 2008 and May 31, 2008, respectively                                4,828               2,999
     Additional paid-in capital                                                      1,104,323             978,101
     (Deficit) accumulated during the development stage                             (1,693,331)         (1,650,658)
                                                                               ----------------    ----------------
            Total stockholders' (deficit)                                             (584,180)           (669,558)
                                                                               ----------------    ----------------
            Total liabilities and stockholders' (deficit)                             $ 10,149                $ 50
                                                                               ================    ================


         The accompanying notes are an integral part of these consolidated financial statements.

                                               3


                                  CANCER DETECTION CORPORATION
                               (formerly Xpention Genetics, Inc.)
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the three months ended August 31, 2008 and 2007,
             and for the period from Inception (October 13, 2004) to August 31, 2008


                                                                                                        October 13, 2004
                                                                                                         (Inception) to
                                                           2008                     2007                 August 31, 2008
                                                   ---------------------    ----------------------    ----------------------

Revenues                                                    $ -                      $          -              $          -
                                                   ---------------------    ----------------------    ----------------------

Expenses
    Research and development                                      1,580                    28,065                   939,181
    General and administrative                                   40,053                    38,874                   596,166
                                                   ---------------------    ----------------------    ----------------------
        Total expenses                                           41,633                    66,939                 1,535,347
                                                   ---------------------    ----------------------    ----------------------

Operating (loss)                                                (41,633)                  (66,939)               (1,535,347)
                                                   ---------------------    ----------------------    ----------------------

Other (expense)
    Interest expense                                             (1,040)                   (1,950)                  (23,384)
    Amortization of debt discount                                     -                    (5,293)                 (134,600)
                                                   ---------------------    ----------------------    ----------------------
           Total other (expense)                                 (1,040)                   (7,243)                 (157,984)
                                                   ---------------------    ----------------------    ----------------------


Net (loss)                                                    $ (42,673)                $ (74,182)             $ (1,693,331)
                                                   =====================    ======================    ======================

Basic and diluted:
  (Loss) per share                                              $ (0.01)                  $ (0.02)
                                                   =====================    ======================

  Weighted average shares outstanding                         4,231,614                 2,998,826
                                                   =====================    ======================





         The accompanying notes are an integral part of these consolidated financial statements.

                                               4


                                  CANCER DETECTION CORPORATION
                               (formerly Xpention Genetics, Inc.)
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the three months ended August 31, 2008 and 2007,
            and for the period from Inception (October 13, 2004) to August 31, 2008

                                                                                            October 13, 2004
                                                                                             (Inception) to
                                                          2008               2007           August 31, 2008
                                                     ---------------    ----------------    -----------------

Cash flows from operating activities:
      Net (loss)                                          $ (42,673)          $ (74,182)        $ (1,693,331)
                                                     ---------------    ----------------    -----------------
      Adjustments to reconcile net (loss) to
           net cash used in operating activities:
           Stock based compensation                               -                   -              371,400
           Amortization of debt discount                          -               5,293              134,600
      Changes in operating assets and liabilities:
           Increase in Prepaid expenses                      (9,994)            (14,343)              (9,994)
           Increase in Accounts payable and accrued
                expenses                                     31,522              58,982              542,530
                                                     ---------------    ----------------    -----------------
      Total adjustments                                      21,528              49,932            1,038,536
                                                     ---------------    ----------------    -----------------

           Cash flows (used in) operating activities        (21,145)            (24,250)            (654,795)
                                                     ---------------    ----------------    -----------------

Cash flows from financing activities:
      Proceeds from note payable                                  -                   -              113,600
      Proceeds from convertible debt                              -                   -               30,000
      Principal payments on convertible debt                 (7,500)                  -               (7,500)
      Advances from related parties, net                     28,750                   -               43,750
      Proceeds from issuance of common stock                      -                   -              475,100
                                                     ---------------    ----------------    -----------------
           Cash flows provided by financing activities       21,250                   -              654,950
                                                     ---------------    ----------------    -----------------

Net increase (decrease) in cash and equivalents                 105             (24,250)                 155

Cash and cash equivalents, beginning of period                   50              24,707                    -
                                                     ---------------    ----------------    -----------------

Cash and cash equivalents, end of period                      $ 155               $ 457                $ 155
                                                     ===============    ================    =================

Supplemental cash flow information:

        Income taxes paid                                       $ -                 $ -                  $ -
                                                     ===============    ================    =================

        Interest paid                                       $ 1,923                 $ -              $ 6,923
                                                     ===============    ================    =================


Non-cash investing and financing activities:

      Conversion of convertible debt and accrued
           interest to common shares                      $ 128,051                 $ -            $ 128,051
                                                     ===============    ================    =================


 The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                          CANCER DETECTION CORPORATION
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management's opinion, the consolidated balance sheets as of August 31, 2008 (unaudited) and May 31, 2008, the unaudited consolidated statements of operations for the three month periods ended August 31, 2008 and 2007, and the unaudited consolidated statements of cash flows for the three month periods ended August 31, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's Form 10-KSB for the year ended May 31, 2008.

Reverse Stock Split and Name Change

On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1:20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation. The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. The majority stockholders had approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders.

Organization

Cancer Detection Corporation (the "Company") (formerly Xpention Genetics, Inc.) is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005. For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers. The Company's fiscal year ends on May 31.

                          CANCER DETECTION CORPORATION
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)

Basis of Presentation

Cancer Detection Corporation represents the result of a merger between Bayview Corporation ("Bayview"), a public company, and Xpention, Inc., a private company. During March 2005, Bayview issued 715,000 shares of its common stock to the sole shareholder of Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention, Inc. pursuant to an Agreement and Plan of Reorganization (the "Merger"). In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc., whose name has subsequently been changed to Cancer Detection Corporation as described above.

For accounting purposes, this acquisition of Xpention, Inc. by Bayview, a non-operating entity, represents a reverse acquisition under which Xpention, Inc. is recognized as the accounting acquirer. In substance, the Merger was recorded as a capital transaction by the issuance of 2,127,159 shares of common stock by the Company for all of the issued and outstanding common shares of Bayview. No goodwill or other intangible assets were recorded and the historical financial statements as of and prior to the acquisition date represent the operations of Xpention, Inc.

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

                          CANCER DETECTION CORPORATION
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)

Use of Estimates

The preparation of the Company's financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the identification and disclosure of impaired assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts

SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

All per share amounts presented herein have been restated to reflect the effect of the 1 for 20 reverse stock split approved on September 10, 2008.

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued recently which are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended August 31, 2008, the Company incurred a net loss of $42,673, and has incurred a cumulative net loss since inception of $1,693,331. At August 31, 2008, the Company had a working capital deficit and stockholders' deficit of $584,180. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

                          CANCER DETECTION CORPORATION
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE, RELATED PARTY

Effective June 30, 2008, The Regency Group, LLC ("Regency Group") converted the outstanding principal of $113,600 and accrued interest of $14,451 into 1,829,298 shares of common stock.

NOTE 4.  CONVERTIBLE DEBT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000 to two debt holders. The debentures bear interest at 8% per annum and were originally due on January 5, 2008. The due date was subsequently extended, as discussed below. The debenture holders may convert the principal and accrued interest into the Company's common stock at a rate of $0.20 per share. Regency Group holds $15,000 of the convertible debt.

Both debt holders agreed to extend the due date of the convertible debentures to April 30, 2008. During August 2008, the Company repaid one debt holder $7,500 in principal plus accrued interest of $1,923. In addition, the debt holder agreed to extend the due date of the remaining principal balance of $7,500 to September 30, 2008. On October 6, 2008, the Company repaid the remaining principal balance of $7,500 plus accrued interest of $85 to the debt holder. Regency Group agreed to extend the due date of the $15,000 principal balance held by them to December 31, 2008.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

On September 10, 2008 the board of directors approved a resolution to affect a 1 for 20 reverse stock split, which became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. One share of common stock will be issued in replacement of each 20 shares outstanding as of the July 24, 2008 record date, and the number of authorized shares will remain the same. All of the financial information in this report has been adjusted to reflect the effect of this 1 for 20 reverse stock split.

Effective June 30, 2008, the Company issued 1,829,298 (post-split) shares of common stock for the conversion of $113,600 in outstanding principal of notes payable and the related accrued interest of $14,451.

NOTE 6.  RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2008, the Company received cash advances of $28,750 from related parties. The advances do not bear interest and are due upon demand.

                          CANCER DETECTION CORPORATION
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)

NOTE 7.  SUBSEQUENT EVENTS

Effective September 10, 2008, the Company recorded the issuance of 25,000 shares of its common stock for investor relations services performed in connection with the reverse stock split and the name change. The services were valued at the post-split share price at September 10, 2008, of $0.22 per share for a total expense of $5,500.

Subsequent to August 31, 2008, the Company issued 3,750,000 shares of its common stock at $0.02 per share for cash proceeds of $75,000.

On October 6, 2008, the Company repaid the remaining principal balance of $7,500 and accrued interest of $85 on a convertible debenture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of May 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited interim financial statements.

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

Reverse Stock Split and Name Change

On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1:20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation. The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. The majority stockholders had approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders.

Liquidity and Capital Resources

As of August 31, 2008, our working capital deficit of $584,180 was comprised of current assets of $10,149 and current liabilities of $594,329. This represents an improvement in working capital of $85,378 compared to the deficit of $669,558 at fiscal year end May 31, 2008. The conversion of notes payable and accrued interest improved our working capital position. During the three months ended August 31, 2008, we consumed working capital while we pursued our business plan.

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

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to August 31, 2008, we have spent $939,181 on our research and development efforts to commercialize the "p65" technology.

All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from related parties. From inception through August 31, 2008, we received $475,100 in cash through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing. Certain related parties have periodically advanced funds to us to meet our working capital needs. The related parties are under no obligations to continue these advances. During the three months ended August 31, 2008, the related parties advanced an additional $28,750 to us. These funds are due on demand and do not accrue interest.

Net cash used in operating activities was $21,145 during the three months ended August 31, 2008, compared to $24,250 during the three months ended August 31, 2007, a decrease of $3,105. During the three months ended August 31, 2008 we incurred a net loss of $42,673. This compares to a net loss of $74,182 for the three months ended August 31, 2007. During the three months ended August 31, 2008 and 2007, the Company did not receive or use funds in its investment activities.

Net cash provided by financing activities during the three months ended August 31, 2008, was $21,250. We received advances from related parties of $28,750 and we repaid outstanding principal on convertible notes payable of $7,500 during the three months ended August 31, 2008. We received no net cash from financing activities during the three months ended August 31, 2007.

Effective June 30, 2008, The Regency Group LLC (Regency Group) converted $113,600 of outstanding principal on notes payable and $14,451 of related accrued interest into 1,829,298 shares of our common stock. During the three months ended August 31, 2008, the due date of the remaining $15,000 convertible debt to Regency Group was extended to December 31, 2008, and the due date of the remaining balance of $7,500 on a convertible debt was extended to September 30, 2008. The Company repaid the remaining principal balance of $7,500 and accrued interest of $85 on October 6, 2008.

Results of Operations - Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended August 31, 2008, we recorded a net loss of $(42,673), or $(0.01) per share, compared to a loss of $(74,182) or $(0.02) per share for the three months ended August 31, 2007.

Research and development costs were $1,580 for the three months ended August 31, 2008, compared to $28,065 incurred during the three months ended August 31, 2007, a decrease of $26,485. The costs incurred during the three months ended August 31, 2007 represent third party testing to revalidate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in variations in the expenses reported in each period.

General and administrative expense increased to $40,053 for the three months ended August 31, 2008, compared to $38,874 during the same period of 2007, a difference of $1,179. These expenses continue to consist primarily of the accrual for compensation costs, professional fees associated with our status as a public company, and the premium costs of D&O insurance. Investor relations expense increased from $575 to $2,617 as a result of costs associated with the reverse stock split and name change. D&O insurance decreased by $1,395, or 29%, as a result of obtaining a less costly policy.

Interest expense was $1,040 for the three months ended August 31, 2008, compared to $7,243 for the three months ended August 31, 2007, a decrease of $6,203, or 85%. Included in interest expense in 2007 is the amortization of debt discount in the amount of $5,293 related to the beneficial conversion feature of the convertible debentures issued during 2007. The remainder of the decrease in interest expense is attributable to a reduction in outstanding principal balances of notes payable. Effective June 30, 2008, Regency Group converted outstanding principal of $113,600 to common stock. During August 2008 the Company paid $7,500 of outstanding principal balance on a convertible note payable.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.


ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings are pending or threatened to the best of our knowledge.

ITEM 2.  CHANGES IN SECURITIES

The Board of Directors of the Registrant on September 10, 2008, adopted a resolution approving a one for twenty reverse split of our Common Stock to holders of record as of July 25, 2008. The reverse stock split combines our outstanding Common Stock on the basis of 20 outstanding shares being combined into one outstanding share. Each shareholder's percentage ownership in the Registrant (and relative voting power) will remain essentially unchanged as a result of the reverse stock split.

The resolution provides that fractional shares will be rounded up so that no shareholder will be cashed out. The reverse stock split was approved by 57.18% of the shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2008, we filed a Definitive Information Statement on Schedule 14C where we informed our shareholders that a majority of our shareholders had approved two resolutions by written consent in lieu of a shareholder meeting. They approved a 1 for 20 reverse split of the Company's common stock. They also approved a change of the Company's name from Xpention Genetics, Inc. to Cancer Detection Corporation.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32     Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CANCER DETECTION CORPORATION




Date: October 20, 2008                  By: /s/ David Kittrell
                                            ---------------------------
                                            David Kittrell
                                            Chief Executive Officer, &
                                            Chief Financial Officer