Form 10-Q
period 2008-11-30
CANCER DETECTION CORP.
filed 2009-01-16
CIK 1223533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _____ to _______

                       Commission File Number: 333-107179

                          CANCER DETECTION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                                      98-0380519
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                 10965 Elizabeth Drive, Conifer, Colorado 80433
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (303) 908-4900

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_}                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,353,124 shares of common stock, par value $0.001, outstanding as of January 13, 2009.


================================================================================


                                  CANCER DETECTION CORPORATION

                                              Index

                                                                                                            Page

Item 1.          Financial Statements

                 Consolidated Balance Sheets at November 30, 2008 (unaudited) and May 31, 2008                1

                 Consolidated Statements of Operations for the three months and six months ended              2
                 November 30, 2008 and 2007 and for the period from inception to
                 November 30, 2008 (unaudited)

                 Consolidated Statements of Cash Flow for the six months ended November 30, 2008 and          3
                 2007 and for the period from inception to November 30, 2008 (unaudited)

                 Notes to Consolidated Financial Statements (unaudited)                                       4

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operation         9

Item 3.          Quantative and Qualitative Disclosure about Market Risk                                     N/A

Item 4.          Controls and Procedures                                                                     N/A

Item 4T.         Controls and Procedures                                                                     13

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                          14

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                14

Item 3.           Defaults upon Senior Securities                                                            14

Item 4.           Submission of Matters to a Vote of Security Holders                                        14

Item 5.           Other Information                                                                          14

Item 6.           Exhibits                                                                                   15

SIGNATURES                                                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                 CANCER DETECTION CORPORATION AND SUBSIDIARY
                      (formerly Xpention Genetics, Inc.)
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS


                                                                                November 30,           May 31,
                                                                                    2008                2008
                                                                               ----------------    ----------------
                                                                                 (Unaudited)

                                          ASSETS

Current assets
     Cash and cash equivalents                                                         $ 9,410                $ 50
     Prepaid expenses                                                                    6,663                   -
                                                                               ----------------    ----------------
            Total assets                                                              $ 16,073                $ 50
                                                                               ================    ================


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                                           $ 138,050           $ 149,664
     Accrued compensation                                                              392,000             344,000
     Accrued interest                                                                    2,280              17,344
     Advances from related parties                                                           -              15,000
     Notes payable, related party                                                            -             113,600
     Convertible debt                                                                   15,000              30,000
                                                                               ----------------    ----------------
            Total current liabilities                                                  547,330             669,608
                                                                               ----------------    ----------------

Stockholders' (deficit)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        none issued or outstanding                                                           -                   -
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        12,353,124 and 2,998,826 shares issued and outstanding
        at November 30, 2008 and May 31, 2008, respectively                             12,353               2,999
     Additional paid-in capital                                                      1,252,298             978,101
     (Deficit) accumulated during the development stage                             (1,795,908)         (1,650,658)
                                                                               ----------------    ----------------
            Total stockholders' (deficit)                                             (531,257)           (669,558)
                                                                               ----------------    ----------------
            Total liabilities and stockholders' (deficit)                             $ 16,073                $ 50
                                                                               ================    ================


   The accompanying notes are an integral part of these financial statements.


                           CANCER DETECTION CORPORATION AND SUBSIDIARY
                               (formerly Xpention Genetics, Inc.)
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months and six months ended November 30, 2008 and 2007, and for the period from Inception (October 13, 2004) to November 30, 2008
                                           (Unaudited)



                                                                                                                 October 13, 2004
                                         Three Months Ended November 30,       Six Months Ended November 30,      (Inception) to
                                         2008               2007              2008               2007           November 30, 2008
                                     --------------     --------------    --------------     --------------     -------------------

Revenues                                  $      -            $     -           $     -            $     -   -           $       -
                                     --------------     --------------    --------------     --------------     -------------------

Expenses
   Research and development                 49,239                  -            50,819             28,065                 988,420
   General and administrative               52,982             40,361            93,035             79,235                 649,148
                                     --------------     --------------    --------------     --------------     -------------------
        Total expenses                     102,221             40,361           143,854            107,300               1,637,568
                                     --------------     --------------    --------------     --------------     -------------------

Operating (loss)                          (102,221)           (40,361)         (143,854)          (107,300)             (1,637,568)
                                     --------------     --------------    --------------     --------------     -------------------

Other (expense)
   Interest expense                           (356)            (1,979)           (1,396)            (3,929)                (23,740)
   Amortization of debt discount                 -           (118,836)                -           (124,129)               (134,600)
                                     --------------     --------------    --------------     --------------     -------------------
        Total other (expense)                 (356)          (120,815)           (1,396)          (128,058)               (158,340)
                                     --------------     --------------    --------------     --------------     -------------------

Net (loss)                              $ (102,577)        $ (161,176)       $ (145,250)        $ (235,358)           $ (1,795,908)
                                     ==============     ==============    ==============     ==============     ===================


Net (loss) per common share:
   Basic and diluted                    $ (0.01)           $    (0.05)       $    (0.02)           $ (0.08)
                                     ==============     ==============    ==============     ==============

Weighted average shares outstanding:
   Basic and diluted                     8,806,421          2,998,792         6,506,518          2,998,792
                                     ==============     ==============    ==============     ==============


   The accompanying notes are an integral part of these financial statements.


                   CANCER DETECTION CORPORATION AND SUBSIDIARY
                       (formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended November 30, 2008 and 2007,
    and for the period from Inception (October 13, 2004) to November 30, 2008
                                   (Unaudited)


                                                                                        October 13, 2004
                                                                                         (Inception) to
                                                        2008               2007         November 30, 2008
                                                    --------------    ---------------   ------------------

Cash flows from operating activities:
      Net (loss)                                       $ (145,250)        $ (235,358)        $ (1,795,908)
                                                    --------------    ---------------   ------------------
      Adjustments to reconcile net (loss) to
          net cash used in operating activities:
          Stock based compensation                          5,500                  -              376,900
          Amortization of debt discount                         -            124,129              134,600
      Changes in operating assets and liabilities:
          Prepaid expenses                                 (6,663)            (9,562)              (6,663)
          Accounts payable and accrued expenses            35,773             85,668              546,781
                                                    --------------    ---------------   ------------------
      Total adjustments                                    34,610            200,235            1,051,618
                                                    --------------    ---------------   ------------------

          Cash flows (used in) operating activities      (110,640)           (35,123)            (744,290)
                                                    --------------    ---------------   ------------------

Cash flows from investing activities:
                                                    --------------    ---------------   ------------------
          Cash flows (used in) investing activities             -                  -                    -
                                                    --------------    ---------------   ------------------

Cash flows from financing activities:
      Proceeds from note payable                                -              5,600              113,600
      Proceeds from convertible debt                            -                  -               30,000
      Principal payments on convertible debt              (15,000)                 -              (15,000)
      Advances from related parties                        28,750              5,000               53,750
      Repayment of advances from related parties          (43,750)                 -              (53,750)
      Proceeds from issuance of common stock              150,000                  -              625,100
                                                    --------------    ---------------   ------------------
          Cash flows provided by financing activities     120,000             10,600              753,700
                                                    --------------    ---------------   ------------------

Net increase (decrease) in cash and equivalents             9,360            (24,523)               9,410

Cash and cash equivalents, beginning of period                 50             24,707                    -
                                                    --------------    ---------------   ------------------

Cash and cash equivalents, end of period                  $ 9,410              $ 184              $ 9,410
                                                    ==============    ===============   ==================


Supplemental cash flow information:

        Income taxes paid                                     $ -                $ -                  $ -
                                                    ==============    ===============   ==================

        Interest paid                                     $ 2,009                $ -              $ 7,009
                                                    ==============    ===============   ==================


Non-cash investing and financing activities:

      Conversion of convertible debt and accrued
          interest to common shares                     $ 128,051                $ -            $ 128,051
                                                    ==============    ===============   ==================

   The accompanying notes are an integral part of these financial statements.

                   CANCER DETECTION CORPORATION AND SUBSIDIARY
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2008
                                   (Unaudited)

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

         In management's opinion, the consolidated balance sheet as of November 30, 2008 (unaudited), the unaudited consolidated statements of operations for the three month and six month periods ended November 30, 2008 and 2007, and the unaudited consolidated statements of cash flows for the six month periods ended November 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's Form 10-KSB for the year ended May 31, 2008.

Reverse Stock Split and Name Change

         On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1 for 20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation. The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. Stockholders holding a majority of outstanding shares approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders. As a result of the Company's name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to "CCDC."

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

         Xpention, Inc. (a wholly-owned subsidiary of the Company) was incorpo-rated in the State of Colorado on October 13, 2004. Since its inception, Xpention, Inc. has participated in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.

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

Use of Estimates

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

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

         The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended November 30, 2008, the Company incurred a net loss of $145,250, and has incurred a cumulative net loss since inception of $1,795,908. At November 30, 2008, the Company had a working capital deficit and stockholders' deficit of $531,257 and has no revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

         Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2009 and is currently seeking additional resources. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE, RELATED PARTY

         Effective June 30, 2008, The Regency Group, LLC ("Regency Group") converted the outstanding principal of $113,600 and accrued interest of $14,451 into 1,829,298 (post-split) shares of common stock.

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

         Both debt holders agreed to extend the due date of the convertible debentures to April 30, 2008. During the six months ended November 30, 2008, the Company repaid one debt holder the principal balance of $15,000 plus accrued interest of $2,009. Regency Group agreed to extend the due date of the $15,000 principal balance held by them to December 31, 2008, and the Company is currently negotiating an additional extension.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

         On September 10, 2008, the board of directors approved a resolution to affect a 1 for 20 reverse stock split, which became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. One share of common stock was issued in replacement of each 20 shares outstanding as of the July 24, 2008, the record date, and the number of authorized shares did not change. All of the financial information in this report has been adjusted to reflect the effect of this 1 for 20 reverse stock split. As a result of the Company's name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to "CCDC".

         Effective June 30, 2008, the Company issued 1,829,298 (post-split) shares of common stock for the conversion of $113,600 in outstanding principal of notes payable and the related accrued interest of $14,451.

         Effective September 10, 2008, the Company recorded the issuance of 25,000 (post-split) shares of its common stock for investor relations services performed in connection with the reverse stock split and the name change. The services were valued at $5,500, an amount consistent with the quoted market value of $0.22 per share on September 10, 2008.

         During the six months ended November 30, 2008, the Company issued a total of 7,500,000 (post-split) shares of its common stock in a private placement to two stockholders at $0.02 per share for cash proceeds of $150,000.

NOTE 6.  COMMITMENTS

         Effective October 6, 2008, the Company entered into a revised Assay Development Proposal with Future Focus, an independent testing organization. The proposal is composed of 4 major phases with an estimated total cost of $82,000. Phase 1, which consists of testing with commercially available antibodies to p65, commenced during the quarter ended November 30, 2008.

         In September, 2008, Xpention, Inc. amended its Patent and Technology License Agreement with the Board of Regents of The University of Texas System and The University of Texas M. D. Anderson Cancer Center to extend the time frame for commercialization of a veterinary product an additional two years and to extend the time frame for commercialization of a human diagnostic product an additional three years, among other changes. It is expected that these extensions will allow the Company to complete its research and begin marketing activities within the milestones established in the amended Agreement.

NOTE 7.  RELATED PARTY TRANSACTIONS

         During the six months ended November 30, 2008, the Company received cash advances of $28,750 from stockholders. The advances did not bear interest and were due upon demand. All of the advances were repaid prior to November 30, 2008.

NOTE 8.  SUBSEQUENT EVENT

         Subsequent to November 30, 2008, the Company received cash proceeds of $40,000 from the sale of 4,000,000 shares of restricted common stock to two investors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion should be read in conjunction with our unaudited financial statements and notes thereto, which are included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Plan of Operation

         The Company, through Xpention, Inc, its wholly-owned subsidiary, holds the exclusive worldwide license to a patented technology for the detection of cancer based on a tumor marker known as "p65" which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions. The tumor marker "p65" is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission. We plan to develop an immunological test as well as a molecular assay for detection of cancer in canines. We also plan to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

         In September, 2008, Xpention, Inc. amended its Patent and Technology License Agreement with the Board of Regents of The University of Texas System and The University of Texas M. D. Anderson Cancer Center ("UTMDACC") to extend the time frame for commercialization of a veterinary product an additional two years and to extend the time frame for commercialization of a human diagnostic product an additional three years, among other changes. It is expected that these extensions will allow the Company to complete its research and begin marketing activities within the milestones established in the amended Agreement.

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

         Effective October 6, 2008, the Company entered into a revised Assay Development Proposal with Future Focus, composed of four major phases. Phase I was completed in December, 2008, and Phase III, which is a commercial contract with AbD Serotec, a German biotechnology company, for the preparation of recombinant monoclonal antibodies used in the research has been substantially completed as well. Future Focus has now begun work on Phase IV, consisting of assay formulation and canine serum sample analysis.

         As a result of the revalidation results, we are reviewing our planned research activities for the development of an immunological canine cancer detection test. We also continue to evaluate various options for commercialization of products; however, it is not anticipated that we will generate any revenues from commercialization of our technology during the next twelve months.

         On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1 for 20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation. The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. Stockholders holding a majority of outstanding shares approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders. As a result of the Company's name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to "CCDC".

Liquidity and Capital Resources

         As of November 30, 2008, our working capital deficit of $531,257 was comprised of current assets of $16,073 and current liabilities of $547,330. This represents an improvement in working capital of $138,301 compared to the deficit of $669,558 at fiscal year end May 31, 2008. Our working capital position improved primarily because we received cash proceeds of $150,000 from the private placement of 7,500,000 shares of common stock and because a creditor converted certain indebtedness into common stock.

         Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands for the next twelve months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.

         We are presently seeking additional financing to provide sufficient funds for payment of amounts due under research contracts as well as accrued but unpaid professional fees and administrative expenses and to fund ongoing research and operations.

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

         All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to November 30, 2008, we have spent $988,420 on our research and development efforts to commercialize the "p65" technology.

         All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from related parties. From inception through November 30, 2008, we received $625,100 in cash through issuance of our common stock. In addition, we received cash proceeds, of $143,600 from various borrowing arrangements. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

         Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding. Certain stockholders have periodically advanced funds to us to meet our working capital needs. The related parties are under no obligations to continue these advances. As of November 30, 2008, all advances received from related parties had been repaid and there were no outstanding balances.

         Net cash used in operating activities was $110,640, during the six months ended November 30, 2008, compared to $35,123, during the six months ended November 30, 2007, an increase of $75,517. Net cash used in operating activities is closely correlated to cash provided by financing activities. We used the proceeds from our financing activities to fund research and operating expenses and reduce accounts payable.

         During the six months ended November 30, 2008 and 2007, the Company's investment activities neither provided nor used any funds.

         Net cash provided by financing activities during the six months ended November 30, 2008, was $120,000 compared to $10,600 during the six months ended November 30, 2007.

         During the six months ended November 30, 2008, we issued 7,500,000 shares of our common stock at $0.02 per share for cash proceeds of $150,000. We also received advances from related parties of $28,750. We used cash in financing activities to repay advances to related parties of $43,750 and retire convertible debt of $15,000.

         Our financing activities during the six months ended November 30, 2007, provided proceeds from a note payable of $5,600 and advances from a related party of $5,000.

         In a non-cash transaction effective June 30, 2008, The Regency Group LLC (Regency Group) converted $113,600 of outstanding principal on notes payable and $14,451 of related accrued interest into 1,829,298 shares of our common stock. During the six months ended November 30, 2008, the due date of $15,000 convertible debt payable to Regency Group was extended to December 31, 2008, and we are currently negotiating for an additional extension.

Results of Operations - Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

         We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

         For the three months ended November 30, 2008, we recorded a net loss of $102,577, or $(0.01) per share, compared to a loss of $161,176 or $(0.05) per share for the three months ended November 30, 2007.

         During the three months ended November 30, 2008 and 2007, we did not recognize any revenues from our operational activities.

         Research and development costs were $49,239 for the three months ended November 30, 2008, compared to $nil incurred during the three months ended November 30, 2007. Our use of third party research and testing partners can result in significant variations in the expenses reported in each period. The costs incurred during the three months ended November 30, 2008 represent amounts paid to third party testing organizations and $25,000 paid to UTMDACC in connection with an amendment to our License Agreement.

         General and administrative expense increased to $52,982 for the three months ended November 30, 2008, compared to $40,361 during the same period of 2007. The increase of $12,621 includes an increase of investor relations expense of $6,244 and an increase of stock compensation costs of $5,500. During the three months ended November 30, 2008, we agreed to issue 25,000 shares of common stock to an investor relations consultant. These increased costs were incurred in connection with the Company's name change, reverse stock split, and increased efforts to communicate with investors. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance. D&O insurance decreased by $1,573, or 33%, as a result of obtaining a less costly policy.

         Interest expense was $356 for the three months ended November 30, 2008, compared to $120,815 for the three months ended November 30, 2007, a decrease of $120,459 or 99%. Included in interest expense in 2007 is the amortization of debt discount in the amount of $118,836 related to the beneficial conversion feature of the convertible debentures issued during 2007. The remainder of the decrease in interest expense is attributable to a reduction in outstanding principal balances of notes payable.

Results of Operations - Six Months Ended November 30, 2008 Compared to the Six Months Ended November 30, 2007

         For the six months ended November 30, 2008, we recorded a net loss of $145,250 or $(0.02) per share, compared to a loss for the corresponding period of 2007 of $235,358 or $(0.08) per share, a difference of $90,108.

         During the six months ended November 30, 2008 and 2007, we did not recognize any revenues from our operational activities.

         Research and development costs increased to $50,819 during the six months ended November 30, 2008, compared to $28,065 incurred during the six months ended November 30, 2007. The increase of $22,754 primarily reflects $25,000 paid to UTMDACC in connection with an amendment to our License Agreement. The remaining amounts during both periods were for third party testing costs incurred to validate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in significant variations in the expenses reported in each quarterly period.

         General and administrative expenses increased to $93,085 for the six months ended November 30, 2008, compared to $79,235 during the corresponding period of 2007. The overall increase of $13,800 includes increased investor relations expense of $8,286 and stock compensation costs of $5,500. During the six months ended November 30, 2008, we agreed to issue 25,000 shares of common stock to an investor relations consultant. These increased costs were incurred in connection with the Company's name change, reverse stock split, and increased efforts to communicate with investors. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

         Interest expense, including the amortization of debt discount, decreased to $1,396 for the six months ended November 30, 2008 compared to $128,058 for the comparable period in the prior year, a decrease of $126,662.
Interest expense reported during the 2007 period included the amortization of debt discount of $124,129 related to the beneficial conversion feature of the convertible indebtedness. The costs were not repeated during 2008. As the amortization costs are a non-cash item, they do not impact our liquidity.

         The remainder of the decrease in interest expense is attributable to a reduction in outstanding principal balances of notes payable.

ITEM 4T.  Controls and Procedures

         (a) During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial
Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         No legal proceedings are pending or threatened to the best of our knowledge.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


         On October 31, 2008, we issued 25,000 shares of our common stock to an investor relations firm pursuant to an agreement dated July 25, 2008. The shares were valued at $5,500, or $0.22 per share.

         On October 4, 2008, we sold 3,750,000 shares of common stock to a private investor for cash proceeds of $75,000.

         On October 22, 2008, we sold 3,750,000 shares of common stock to a private investment firm for cash proceeds of $75,000.

         On December 29, 2008, we sold 2,000,000 shares of common stock to a private investment firm for cash proceeds of $20,000.

         On January 12, 2009, we sold 2,000,000 shares of common stock to a private investor for cash proceeds of $20,000.


Exemption From Registration Claimed

         All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS

         The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

         31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CANCER DETECTION CORPORATION


                                         By: /s/David Kittrell
Dated: January 15, 2009                      ----------------------------------
                                              David Kittrell,
                                              Chief Executive Officer, &
                                               Chief Financial Officer