Form 10-K/A
period 2008-05-31
CANCER DETECTION CORP.
filed 2009-04-15
CIK 1223533

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

     Dependence upon Management. The Company currently has only one individ- ual who is serving as its officer and director. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

        None



ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective at May 31, 2008.

Our disclosure controls and procedures failed to detect the omission of a required report in our filing as of May 31, 2008.

We have implemented steps to strengthen our disclosure controls and procedures, to evaluate and to remedy deficiencies, and to test the controls and procedures on a periodic basis. Our CEO and CFO has modified his review process to capture recent and pending changes in disclosure requirements. The Company's small size renders it impractical to assign disclosure control duties to a staff person. As a compensating control, we will increase our use of outside advisors to improve the effectiveness of our disclosure controls and procedures.

ITEM 8A(T).  Controls and Procedures
--------------------------------------------------------------------------------

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules
13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our CEO and CFO, the Company performed an assessment of the effectiveness of its internal control over financial reporting as of the year ended May 31, 2008. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
David Kittrell                      14,300,000                   14.8
10965 Elizabeth Drive
Conifer, CO  80433

The Regency Group, LLC.             36,585,957                   37.89%

James Coutris                       5,900,375                    6.11
1210 Bassett Road
Westlake, OH  44145


All directors and executive
officers as a group (2 persons)     14,300,000                   14.8


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

     The following table sets forth fees paid to (or accrued to) Stark Winter Schenkein & Co., LLP for the years ended May 31, 2008 and 2007.

                                        2008            2007
                                     ----------      ----------
        Audit Fees                      $21,738         $16,950
        Audit Related Fees                    0           2,250
        Tax Fees                              0               0
        All Other Fees                        0               0
                                     ----------      -----------
        Total Fees                      $21,738         $19,200
                                     ==========      ============


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

At May 31, 2008 and 2007 respectively, the balance of these convertible debentures is as follows:

                                                     2008                2007
                                                     -----               ----
   Convertible debt, principal amount          $   30,000          $   30,000
   Less debt discount                             (21,000)            (21,000)
                                                ----------          ----------
   Subtotal                                         9,000               9,000
   Accumulated amortization                        21,000               8,400
                                                ----------         ----------
   Total                                       $   30,000          $   17,400
                                               ===========         ==========

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

NOTE 6.  INCOME TAXES

A reconciliation of the tax provision for 2008 and 2007 at statutory rates is comprised of the following components:

                     XPENTION GENETICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

                                                    2008                 2007
                                                    ------               ----

Tax expense (benefit) at statutory rates   $    (106,000)       $     (70,000)
Book to tax adjustments:
       Amortization of debt discount              43,000                3,000
Net operating loss carry-forward                  63,000               67,000

                                           ----------------     ----------------
Tax provision                              $           ---      $        ---
                                           ================     ================


Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financial statement and tax bases of assets and liabilities. Those items consist of the following as of May 31, 2008 and 2007:

Deferred tax assets:                             2008                2007
                                                 ------              ----
Net operating loss carry-forwards        $    272,000        $    242,000
Book to tax adjustments:
        Stock for services                    126,000             126,000
        Accrued compensation                  117,000              84,000
                                         ---------------     ---------------
Total deferred tax assets                     515,000             452,000
Less valuation allowance                     (515,000)           (452,000)
                                         ---------------     ---------------
Net deferred tax asset                   $          ----    $         ----
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



Dated: April 14, 2009



                                          XPENTION GENETICS, INC.


                                          By: /s/ David Kittrell
                                              ---------------------------------
                                              David Kittrell
                                              President


                                          DIRECTORS:

                                          By: /s/ David Kittrell
                                              --------------------------------


                                          By: /s/ Robert Duff Gordon
                                              --------------------------------


                                          By: /s/ Cyrus Boga
                                              --------------------------------