Form 10-Q
period 2009-02-28
CANCER DETECTION CORP.
filed 2009-04-20
CIK 1223533

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

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

                 10965 Elizabeth Drive, Conifer, Colorado 80433
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_]                       Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,653,124 shares of common stock, par value $0.001, outstanding as of April 14, 2009.


================================================================================

                          CANCER DETECTION CORPORATION

                                      Index

                                                                            Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at February 28, 2009 (unaudited)
          and May 31, 2008                                                     1

          Consolidated Statements of Operations for the three months
          and nine months ended                                                2

          Consolidated Statements of Cash Flow for the nine months ended February 28, 2009 and February 29, 2008, and for the period
          from inception to February 28, 2009                                  3

          Notes to Consolidated Financial Statements (unaudited)               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.   Controls and Procedures                                             13
Item 4T.  Controls and Procedures                                             14

Part II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   14
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         14
Item 3.   Defaults Upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   15
Item 6.   Exhibits                                                            15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                         CANCER DETECTION CORPORATION AND SUBSIDIARY
                              (formerly Xpention Genetics, Inc.)
                                (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS


                                                                                February 28,           May 31,
                                                                                    2009                2008
                                                                               ----------------    ----------------
                                                                                 (Unaudited)

                                          ASSETS

Current assets
     Cash and cash equivalents                                                            $ 28                $ 50
     Prepaid expenses                                                                    3,332                   -
                                                                               ----------------    ----------------
            Total assets                                                               $ 3,360                $ 50
                                                                               ================    ================


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                                             $ 2,438           $ 149,664
     Accrued compensation                                                              416,000             344,000
     Accrued interest                                                                    2,580              17,344
     Advances from related parties                                                           -              15,000
     Notes payable, related party                                                            -             113,600
     Convertible debt                                                                   15,000              30,000
                                                                               ----------------    ----------------
            Total current liabilities                                                  436,018             669,608
                                                                               ----------------    ----------------

Stockholders' (deficit)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        none issued or outstanding                                                           -                   -
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        16,353,124 and 2,998,826 shares issued and outstanding
        at February 28, 2009 and May 31, 2008, respectively                             16,353               2,999
     Additional paid-in capital                                                      1,288,298             978,101
     (Deficit) accumulated during the development stage                             (1,737,309)         (1,650,658)
                                                                               ----------------    ----------------
            Total stockholders' (deficit)                                             (432,658)           (669,558)
                                                                               ----------------    ----------------
            Total liabilities and stockholders' (deficit)                              $ 3,360                $ 50
                                                                               ================    ================

           The accompanying notes are an integral part of these financial statements.


                                   CANCER DETECTION CORPORATION AND SUBSIDIARY
                                       (Formerly Xpention Genetics, Inc.)
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the three months and nine months ended February 28, 2009 and February 29, 2008, and for the period from Inception (October 13, 2004) to February 28, 2009
                                                   (Unaudited)



                                             Three Months Ended                   Nine Months Ended             October 13, 2004
                                       February 28,      February 29,      February 28,       February 29,       (Inception) to
                                           2009              2008              2009               2008         February 28, 2009
                                       -------------     -------------     -------------      -------------    -------------------

Revenues                                    $     -        $        -        $        -         $        -         $            -
                                       -------------     -------------     -------------      -------------    -------------------

Expenses
   Research and development                  14,661                 -            65,480             28,065              1,003,081
   General and administrative                36,441            33,610           129,476            112,845                685,589
                                       -------------     -------------     -------------      -------------    -------------------
        Total expenses                       51,102            33,610           194,956            140,910              1,688,670
                                       -------------     -------------     -------------      -------------    -------------------

Operating (loss)                            (51,102)          (33,610)         (194,956)          (140,910)            (1,688,670)
                                       -------------     -------------     -------------      -------------    -------------------

Other income (expense)
Interest expense                               (299)           (2,028)           (1,695)            (5,957)               (24,039)
Amortization of debt discount                     -            (2,071)                -           (126,200)              (134,600)
Contract settlement                         110,000                 -           110,000                  -                110,000
                                       -------------     -------------     -------------      -------------    -------------------
        Total other income (expense)        109,701            (4,099)          108,305           (132,157)               (48,639)
                                       -------------     -------------     -------------      -------------    -------------------

Net income (loss)                          $ 58,599         $ (37,709)        $ (86,651)        $ (273,067)          $ (1,737,309)
                                       =============     =============     =============      =============    ===================


Net income (loss) per common share:
   Basic and diluted                      $    0.00           $ (0.01)       $    (0.01)        $    (0.09)
                                       =============     =============     =============      =============

Weighted average shares outstanding:
   Basic and diluted                     14,642,013         2,998,826         9,188,549          2,998,826
                                       =============     =============     =============      =============

   The accompanying notes are an integral part of these financial statements.


                      CANCER DETECTION CORPORATION AND SUBSIDIARY
                          (formerly Xpention Genetics, Inc.)
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended February 28, 2009 and February 29, 2008, and for the period from Inception (October 13, 2004) to February 28, 2009
                                      (Unaudited)


                                                                                          October 13, 2004
                                                            Nine Months Ended              (Inception) to
                                                    February 28, 2009  February 29, 2008  February 28, 2009
                                                    ---------------    ----------------   ------------------

Cash flows from operating activities:
      Net (loss)                                         $ (86,651)         $ (273,067)        $ (1,737,309)
                                                    ---------------    ----------------   ------------------
      Adjustments to reconcile net (loss) to
          net cash used in operating  activities:
          Contract settlement                             (110,000)                  -             (110,000)
          Stock based compensation                           5,500                   -              376,900
          Amortization of debt discount                          -             126,200              134,600
      Changes in operating assets and liabilities:
          Prepaid expenses                                  (3,332)             (4,781)              (3,332)
          Accounts payable and accrued expenses             34,461             106,478              545,469
                                                    ---------------    ----------------   ------------------
      Total adjustments                                    (73,371)            227,897              943,637
                                                    ---------------    ----------------   ------------------

          Cash flows (used in) operating activities       (160,022)            (45,170)            (793,672)
                                                    ---------------    ----------------   ------------------

Cash flows from investing activities:
                                                    ---------------    ----------------   ------------------
          Cash flows (used in) investing activities              -                   -                    -
                                                    ---------------    ----------------   ------------------

Cash flows from financing activities:
      Proceeds from note payable                                 -               5,600              113,600
      Proceeds from convertible debt                             -                   -               30,000
      Principal payments on convertible debt               (15,000)                  -              (15,000)
      Advances from related parties                         28,750              15,000               53,750
      Repayment of advances from related parties           (43,750)                  -              (53,750)
      Proceeds from issuance of common stock               190,000                   -              665,100
                                                    ---------------    ----------------   ------------------
          Cash flows provided by financing activities      160,000              20,600              793,700
                                                    ---------------    ----------------   ------------------

Net (decrease) increase in cash and equivalents                (22)            (24,570)                  28

Cash and cash equivalents, beginning of period                  50              24,707                    -
                                                    ---------------    ----------------   ------------------

Cash and cash equivalents, end of period                      $ 28               $ 137                 $ 28
                                                    ===============    ================   ==================

Supplemental cash flow information:

        Income taxes paid                                      $ -                 $ -                  $ -
                                                    ===============    ================   ==================

        Interest paid                                      $ 2,009                 $ -              $ 7,009
                                                    ===============    ================   ==================

Non-cash investing and financing activities:

      Conversion of convertible debt and accrued
          interest to common shares                      $ 128,051                 $ -            $ 128,051
                                                    ===============    ================   ==================

      The accompanying notes are an integral part of these financial statements.

                   CANCER DETECTION CORPORATION AND SUBSIDIARY
                       (Formerly Xpention Genetics, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)

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

         In management's opinion, the consolidated balance sheet as of February 28, 2009 (unaudited), the unaudited consolidated statements of operations for the three month and nine month periods ended February 28, 2009 and February 29, 2008, and the unaudited consolidated statements of cash flows for the nine month periods ended February 28, 2009 and February 29, 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's Form 10-KSB for the year ended May 31, 2008.

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

         All share and per share amounts presented herein have been restated to reflect the effect of the 1 for 20 reverse stock split approved on September 10, 2008.


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

         Xpention, Inc. (a wholly-owned subsidiary of the Company) was incorp-orated in the State of Colorado on October 13, 2004. Since its inception, Xpention, Inc. has participated in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.

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

Use of Estimates

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

         All share and per share amounts presented herein have been restated to reflect the effect of the 1 for 20 reverse stock split approved on September 10, 2008.

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

         The Company is in its development stage and has not yet generated revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. During the nine months ended February 28, 2009, the Company incurred a net loss of $86,651, and has incurred a cumulative net loss since inception of $1,737,309. At February 28, 2009, the Company had a working capital deficit and stockholders' deficit of $432,658 and has no revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

         Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2009 and is currently seeking additional resources. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations. There is no assurance that the Company will be able to successfully complete any one of these activities. Recent events in worldwide capital markets may make it more difficult for the Company to obtain additional capital resources.

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

         Both debt holders agreed to extend the due date of the convertible debentures to April 30, 2008. During the nine months ended February 28, 2009, the Company repaid one debt holder the principal balance of $15,000 plus accrued interest of $2,009. Regency Group agreed to extend the due date of the $15,000 principal balance held by them to December 31, 2008, and subsequently to April 30, 2009.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

         On September 10, 2008, the Board of Directors approved a resolution to affect a 1 for 20 reverse stock split, which became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. One share of common stock was issued in replacement of each 20 shares outstanding as of July 24, 2008, the record date, and the number of authorized shares did not change. All of the financial information in this report has been adjusted to reflect the effect of this 1 for 20 reverse stock split. As a result of the Company's name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to "CCDC".

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

         In October 2008, the Company issued a total of 7,500,000 (post-split) shares of its common stock in a private placement to two stockholders at $0.02 per share for cash proceeds of $150,000.

         In January 2009, the Company issued a total of 4,000,000 (post-split) shares of its common stock in a private placement to two stockholders at $0.01 per share for cash proceeds of $40,000.

NOTE 6.  COMMITMENTS

         Effective October 6, 2008, the Company entered into a revised Assay Development Proposal with Future Focus, an independent testing organization. The proposal is composed of 4 major phases with an estimated total cost of $82,000. Phase I, which consists of testing with commercially available antibodies to p65, was completed during December 2008. Work on Phase II has not commenced and is contingent upon certain results from Phase IV. Phase III, which is the preparation of recombinant monoclonal antibodies used in the research has been completed. Phase IV consisting of assay formulation and canine serum sample analysis has begun. The Company has expended $29,770 under the contract as of February 28, 2009, and has a remaining commitment of approximately $52,000.

     In September, 2008, the Company amended its Patent and Technology License Agreement with the Board of Regents of The University of Texas System and The University of Texas M. D. Anderson Cancer Center to extend the time frame for commercialization of a veterinary product an additional two years and to extend the time frame for commercialization of a human diagnostic product an additional three years, among other changes. It is expected that these extensions will allow the Company to complete its research and begin marketing activities within the milestones established in the amended Agreement. The company paid a non-refundable documentation fee of $25,000 and is required to pay an annual maintenance fee of $25,000 within thirty days of the first anniversary of the amendment effective date. The annual maintenance fee will increase by $25,000 per year and either party can terminate the agreement after two years.

NOTE 7.  SEC ENFORCEMENT ACTION

         During 2008, the Company was informed that the staff of the SEC intended to recommend that a civil injunctive action be commenced against the Company for alleged violations of the Securities Act of 1933. The alleged violations are regarding the proceeds from the sales of the Company's stock in 2005. On January 30, 2009, the Company submitted an Offer of Settlement without admitting or denying the SEC's findings. On March 9, 2009, the SEC accepted the Offer of Settlement and imposed an order under which the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act.

NOTE 8.  RELATED PARTY TRANSACTIONS

         During the nine months ended February 28, 2009, the Company received cash advances of $28,750 from stockholders of the Company. The advances did not bear any interest and were due upon demand. All of the advances were repaid prior to February 28, 2009.

NOTE 9.  CONTRACT SETTLEMENT

         Effective February 27, 2009, the Company reached agreement with a third party research organization to reduce amounts payable to the research organization by $110,000. The agreement was recorded during the period ended February 28, 2009 as a contract settlement gain of $110,000.

NOTE 10.  SUBSEQUENT EVENTS

         Subsequent to February 28, 2009, the Company agreed to issue 300,000 shares of common stock in a private placement at $0.01 per share for cash proceeds of $3,000.

         Subsequent to February 28, 2009, the Regency Group agreed to further extend the maturity date of its $15,000 convertible debt to April 30, 2009, in exchange for a reduction in the conversion rate from $0.20 per share to $0.02 per share.

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

         On October 6, 2008, the Company entered into a revised Assay Develop-ment Proposal with Future Focus, an independent testing organization. The proposal is composed of 4 major phases. Phase I, which consists of testing with commercially available antibodies to p65, was completed in December 2008. Work on Phase II has not commenced and is contingent upon certain results from Phase
IV. Phase III, which is a commercial contract with AbD Serotec, a German biotechnology company, for the preparation of recombinant monoclonal antibodies used in the research has been completed as well. Future Focus has now begun work on Phase IV, consisting of assay formulation and canine serum sample analysis.

         As a result of the revalidation results, we are reviewing our planned research activities for the development of an immunological canine cancer detection test. We also continue to evaluate various options for commercialization of products; however, it is not anticipated that we will generate any revenues from commercialization of our technology during the next twelve months.

         On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1 for 20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation. The resolutions were effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company's Articles of Incorporation. Stockholders holding a majority of theoutstanding shares approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders. As a result of the Company's name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to "CCDC."

         During 2008, the Company was informed that the staff of the SEC intended to recommend that a civil injunctive action be commenced against the Company for alleged violations of the Securities Act of 1933. The alleged violations were regarding proceeds from the sales of the Company's stock in 2005. On January 30, 2009, the Company submitted an Offer of Settlement without admitting or denying the SEC findings. On March 9, 2009, the SEC accepted the Offer of Settlement and imposed an order under which the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act.

Liquidity and Capital Resources

         As of February 28, 2009, our working capital deficit of $432,658 was comprised of current assets of $3,360 and current liabilities of $436,018. This represents an improvement in working capital of $236,900 compared to the deficit of $669,558 at fiscal year end May 31, 2008. Our working capital position improved primarily because (i) we received cash proceeds of $190,000 from the private placement of 11,500,000 shares of common stock, (ii) a creditor converted certain indebtedness into common stock, and (iii) a creditor agreed to reduce amounts due under a research contract by $110,000.

         Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands for the next twelve months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities. Recent events in worldwide capital markets may make it more difficult for us to obtain additional capital resources.

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

         All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet. From inception to February 28, 2009, we have spent $1,003,081 on our research and development efforts to commercialize the "p65" technology.

         All of our capital resources to date have been provided through the sale of equity securities, proceeds from notes payable and convertible debentures, and advances from related parties. From inception through February 28, 2009, we received $665,100 in cash through issuance of our common stock. In addition, we received cash proceeds of $143,600 from various borrowing arrangements. Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

         Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding. Certain stockholders have periodically advanced funds to us to meet our working capital needs. The related parties are under no obligations to continue these advances. As of February 28, 2009, all advances received from related parties had been repaid and there were no outstanding balances.

         Net cash used in operating activities was $160,022, during the nine months ended February 28, 2009, compared to $45,170, during the nine months ended February 29, 2008, an increase of $114,852. Net cash used in operating activities is closely correlated to cash provided by financing activities. We used the proceeds from our financing activities to fund research and operating expenses and reduce accounts payable.

         During the nine months ended February 28, 2009 and 2008, the Company's investment activities neither provided nor used any funds.

         Net cash provided by financing activities during the nine months ended February 28, 2009, was $160,000 compared to $20,600 during the nine months ended February 29, 2008.

         During the nine months ended February 28, 2009, we issued 7,500,000 shares of our common stock at $0.02 per share for cash proceeds of $150,000, and we issued an additional 4,000,000 shares of our common stock at $0.01 per share for cash proceeds of $40,000. We also received advances from related parties of $28,750. We used cash in financing activities to repay advances to related parties of $43,750 and retire convertible debt of $15,000.

         Our financing activities during the nine months ended February 29, 2008, provided proceeds from a note payable of $5,600 and advances from a related party of $15,000.

         In a non-cash transaction effective June 30, 2008, The Regency Group LLC (Regency Group) converted $113,600 of outstanding principal on notes payable and $14,451 of related accrued interest into 1,829,298 shares of our common stock. During the nine months ended February 28, 2009, the due date of $15,000 convertible debt payable to Regency Group was extended to December 31, 2008. Subsequent to February 28, 2009, Regency Group agreed to further extend the maturity date to April 30, 2009, in exchange for a reduction in the conversion rate from $0.20 per share to $0.02 per share.

         In another non-cash transaction effective February 28, 2009, a third party research organization agreed to reduce the amounts due to it under a research contract by $110,000.

Results of Operations

For the Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

         We are considered a development stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

         For the three months ended February 28, 2009, we recorded net income of $58,599, or $0 per share, compared to a net loss of $(37,709) or $(0.01) per share for the three months ended February 29, 2008, a difference of $96,308. The three months ended February 28, 2009 included a contract settlement gain of $110,000. Absent the gain, the reported net loss for the three months ended February 28, 2009, would have been $(51,401), or $(0) per share.

         During the three months ended February 28, 2009 and 2008, we did not recognize any revenues from our operational activities.

         Research and development costs were $14,661 for the three months ended February 28, 2009. During the three months ended February 28, 2009, we did not incur any research and development costs. Our use of third party research and testing partners may result in significant variations in the expenses reported in each period. The costs incurred during the three months ended February 28, 2009 represented amounts paid to third party testing organizations.

         General and administrative expense increased to $36,441 for the three months ended February 28, 2009, compared to $33,610 during the same period of 2008. The increase of $2,831 includes an increase of investor relations expense of $1,565 and an increase in legal and accounting costs of $1,769. Increased investor relations and legal and accounting expenses were incurred in connection with the Company's name change and reverse stock split and increase in research activity. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance. Directors & Officers (D&O) insurance decreased by $1,450, or 30%, as a result of obtaining a less costly policy.

         Interest expense was $299 for the three months ended February 28, 2009, compared to $4,099 for the three months ended February 29, 2008, a decrease of $3,800 or 93%. Included in interest expense in 2008 is the amortization of debt discount in the amount of $2,071 related to the beneficial conversion feature of the convertible debentures issued during 2007. The remainder of the decrease in interest expense is attributable to a reduction in outstanding principal balances of notes payable.

For the Nine Months Ended February 28, 2009 Compared to the Nine Months Ended February 29, 2008

         For the nine months ended February 28, 2009, we recorded a net loss of $(86,651) or $(0.01) per share, compared to a net loss for the nine months ended February 29, 2008 of $(273,067) or $(0.09) per share, a difference of $186,416.
The 2009 period included a contract settlement gain of $110,000. Absent the gain, the reported net loss for the nine months ended February 28, 2009 would have been $(196,651), or $(0.02) per share.

         During the nine months ended February 28, 2009 and 2008 we did not recognize any revenues from our operational activities.

         Research and development costs increased to $65,480 during the nine months ended February 28, 2009, compared to $28,065 incurred during the nine months ended February 29, 2008. The increase of $37,415 includes $25,000 paid to UTMDACC in connection with the amendment to the License Agreement discussed in the Plan of Operations. The remaining amounts during both periods were for third party testing costs incurred to validate the results of the research report from UTHSCSA. Our use of third party research and testing partners can result in significant variations in the expenses reported in each period.

         General and administrative expenses increased to $129,476 for the nine months ended February 28, 2009, compared to $112,845 during the corresponding period of 2008. The overall increase of $16,631 includes increased investor relations expense of $9,851 and stock compensation costs of $5,500. During the nine months ended February 28, 2009, we agreed to issue 25,000 shares of common stock to an investor relations consultant valued at $5,500. The increased expenses were a result of the Company's name change, reverse stock split, and increased efforts to communicate with its investors. The primary components of general and administrative expense are costs accrued for compensation, professional fees associated with our status as a public company, and the premium costs of D&O insurance.

         Interest expense, including the amortization of debt discount, decreased to $1,695 for the nine months ended February 28, 2009 compared to $132,157 for the nine months ended February 29, 2008, a decrease of $130,462. Interest expense reported during the 2008 period included the amortization of debt discount of $126,200, related to the beneficial conversion feature of the convertible indebtedness. The costs were not repeated during 2009. As the amortization costs are a non-cash item, they do not impact our liquidity.

         The remainder of the decrease in interest expense is attributable to a reduction in outstanding principal balances of notes payable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

            Our disclosure controls and procedures failed to detect the omission of a required report in our filing as of May 31, 2008. On April 15, 2009, we filed an amended Form 10-KSB to correct this omission.

            During the nine months ended February 28, 2009, we have implemented steps to strengthen our disclosure controls and procedures, to evaluate and to remedy deficiencies, and to test the controls and procedures on a periodic basis. Such steps included our CEO and CFO modifying his review process to capture recent and pending changes in disclosure requirements. The Company's small size renders it impractical to assign disclosure control duties to a staff person. As a compensating control, we will increase our use of outside advisors to improve the effectiveness of our disclosure controls and procedures. At February 28, 2009, we have concluded that our disclosure controls are effective.

ITEM 4T.  Controls and Procedures

Management's Quarterly Report on Internal Control over Financial Reporting.

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer/Acting Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

         Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         No legal proceedings are pending or threatened to the best of our knowledge.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 3, 2009, we sold 2,000,000 shares of common stock to a private investment firm for cash proceeds of $20,000.

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

     31 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CANCER DETECTION CORPORATION


                                                  /s/ David Kittrell
                                                  ------------------------------
Dated: April 16, 2009                         By: David Kittrell,
                                                  President, Principal Executive
                                                  Officer, & Principal Financial
                                                  Officer