Form 10-K
period 2009-05-31
Tremont Fair, Inc.
filed 2009-08-28
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107179 and 000-51210

TREMONT  FAIR,  INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10497 Town and Country Way, Suite 214, Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

(713) 785-4411
(Registrant’s telephone number, including area code)

Cancer Detection Corporation
10965 Elizabeth Drive, Conifer, CO   80433
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the Common Stock of Tremont Fair, Inc. held by non-affiliates as of the last business day of the registrant’s recently completed second fiscal quarter was $153,743.

As of August 20, 2009 there were 97,003,128 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

Company History

The Company was incorporated in the State of Nevada on September 5, 2002.

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  In July, the Company determined to revise its plan of operation to focus on the real estate industry.

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  TF-Texas seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in south-central United States, predominantly in Texas.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer and director of the Company.

On July 29, 2009, the Board of Directors and a majority of the shareholders of the Company agreed to amend and restate, in its entirety, the Articles of Incorporation of the Company.  The restated Articles of Incorporation provide, among other things, for an increase in the authorized shares of the Company from 110,000,000 to 220,000,000, with 200,000,000 constituted as common stock and 20,000,000 constituted as preferred stock.  The shares of preferred stock are considered “blank check” preferred shares, inasmuch as the Board of Directors may designate the rights, preferences, and privileges of such preferred shares and any classes thereof.  The restated Articles of Incorporation also changed the name of the Company from Cancer Detection Corporation to Tremont Fair, Inc.

Prior to July, 2009, the Company had been primarily engaged in the development of technology acquired under license for detection of cancer tumors.  Its wholly-owned subsidiary, Xpention, Inc., has entered into a Patent and Technology License Agreement with The University of Texas M. D. Andersen Cancer Center which granted Xpention the exclusive rights to patented technology for the detection of cancer based on a tumor marker known as p65 which has been demonstrated to show elevated levels in the blood of canine and human cancer patients.

The tumor marker p65 is a promising marker for the early detection of malignant tumor formation and a useful tool for monitoring therapy and remission.  Levels of p65 also appear to have a direct correlation to tumor mass/size.  The Company’s research into this area was not able to validate earlier test results, and the Board of Directors has determined not to pursue commercialization of the technology at this time.

Competition

The real estate industry is highly competitive.  Our competitors and potential competitors include major real estate companies and independent developers and operators of varying sizes which are engaged in the acquisition, development, and marketing of properties.  Most of our competitors have greater resources than we do and therefore have greater leverage with respect to acquiring and developing prospects.  We believe a high degree of competition in this industry will continue for the foreseeable future.

Employees

We are a development stage company and, as of May 31, 2009, had one employee who served as our executive officer. In connection with our new business plan as a provider of certain real estate services, on August 19, 2009, we added 5 new employees who are due to commence their employment on September 1, 2009.  We expect to continue to use consultants, subcontract labor, attorneys and accountants as necessary and plan to engage additional employees as necessary.

ITEM 1A.    RISK FACTORS.

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably. We were originally organized in 2002 and have had no revenue from operations since our inception. We were reorganized in 2005 in connection with a merger transaction between Xpention, Inc. and Bayview Corporation.  Subsequent to May 31, 2009 we issued 80,000,000 shares of common stock to acquire Tremont Fair Holdings, Inc., a Texas corporation, a company without an operating history that intends to capitalize on real estate opportunities in distressed multi-family properties.  We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

The report of our independent accountants on our financial statements for the year ended  May 31, 2009 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended May 31, 2009 and 2008 and the period from inception (October 13, 2004) to May 31, 2009; (ii) our lack of operating revenue; and (iii) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to May 31, 2009, we have accumulated losses of $1,775,633.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at May 31, 2009 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

Governmental laws and regulations may add to our costs or limit our activities. Our operations are affected from time to time in varying degrees by governmental laws and regulations. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our activities.

Competition is intense, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities.

Lack of Diversification. Our limited financial resources limit our ability to diversify our operations. The inability to diversify activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Dependence upon Management. We are heavily dependent upon the skills, talents, and abilities of Cyrus Boga, our current President, and Secretary, to implement our new business plan.  The loss of the services of Mr. Boga would have a material adverse effect upon our business and financial condition.

Dependence upon Outside Advisors. To supplement the business experience of our employees, we employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by us without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us or the shareholders.  In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended May 31, 2009. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

Because we do not have an audit or compensation committee, shareholders will have to rely on our Board of Directors, some members of which are also our executive officers and as such are not “independent” as defined by a national securities exchange, to perform these functions. We do not have an audit or compensation committee. These functions are performed by our Board of Directors as a whole and one of the members of our Board does not meet the definition of “independent” under the rules of any national securities exchange. Since our current Board members include members of management, there is a potential conflict where these individuals participate in discussions concerning management compensation and audit issues that may affect management decisions.

Indemnification of Officers and Directors. The Nevada Business Corporation Act provides for the indemnification of directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us.

Director’s Liability Limited. The Nevada Business Corporation Act excludes personal liability of directors for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against directors than otherwise would be the case. This provision does not affect the liability of any directors under federal of applicable state securities laws.

Risks Related to Our Common Stock

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 89% of our common stock as of the date of this report. Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.  Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited.  As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

Since our common stock is not presently listed on a national securities exchange, trading in our shares will likely be subject to rules governing “penny stocks,” which will impair trading activity in our shares. Our common stock may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently listed on a national securities exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because there is presently no trading market for our common stock, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future. We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop our business plan and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

 Office Facilities

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director, and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company.  The lease is for a 3-year term and concerns the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston Texas.  The monthly lease rate is $4,565 until the lease expires on July 31, 2010. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 12, 2008, we filed a definitive Information Statement on Schedule 14C where we informed our shareholders that a majority of our shareholders had approved two resolutions by written consent in lieu of a shareholder meeting.  They approved a 1 for 20 reverse split of the Company’s common stock.  They also approved a change of the Company’s name from Xpention Genetics, Inc. to Cancer Detection Corporation.

On August 3, 2009, we filed a notice to non-consenting stockholders that holders of a majority of the outstanding shares had approved a restatement of the Company’s Articles of Incorporation and its Bylaws.  The amended and restated Articles of Incorporation provided for the following changes:
-- Name Change.  We changed the name of the Company from Cancer Detection Corporation to Tremont Fair, Inc.
-- Authorized Shares.  We increased the number of authorized shares of capital stock of the Company from 110,000,000 shares to 220,000,000 shares.
-- Common and Preferred Stock.  Of the Company’s authorized shares, 200,000,000 are characterized as common stock, with the same rights, preferences, and privileges as are now held by the Company’s common stockholders, and 20,000,000 are characterized as preferred stock, with such rights, preferences, and privileges (including but not limited to seniority to other classes of capital stock, dividend and distribution rights) as may be subsequently determined by the Company’s Board of Directors.
-- Appointment of Directors.  The number of members of the Board of Directors may be increased by a majority vote of the directors then in office, and the open positions so created by the increase may be filled by a majority vote of the incumbent directors.  Previously, the Company’s shareholders were required to consent to the appointment of directors following an expansion of the Board of Directors.
-- Changes to Bylaws.  The Board of Directors is expressly authorized to amend or repeal the Bylaws of the Company.  Previously, the Company’s shareholders were required to approve any such changes.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “CCDC.OB”  The range of high and low  quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended May 31, 2009
First quarter	$0.26	$0.06
Second quarter	$0.30	$0.06
Third quarter	$0.15	$0.03
Fourth quarter	$0.25	$0.03

Year ended May 31, 2008
First quarter	$1.10	$0.48
Second quarter	$0.60	$0.22
Third quarter	$0.30	$0.08
Fourth quarter	$0.10	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of May 31, 2009, there were approximately 110 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of May 31, 2009, there were 16,503,128 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Holladay Stock Transfer, Inc. (HST) as the transfer agent for our common stock.  The principal office of HST is located at 2939 North 67th Place, Suite C, Scottsdale, AZ  85251 and its telephone number is (480) 481-3940.

Sales of Unregistered Securities

During and subsequent to the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended.

Effective June 30, 2008 we issued 1,829,298 shares of common stock to The Regency Group LLC pursuant to the conversion of outstanding principle and interest aggregating $128,051.

On October 31, 2008, we issued 25,000 shares of our common stock to an investor relations firm pursuant to an agreement dated July 25, 2008.  The shares were valued at $5,500.

In several transactions with private investors during the year ended May 31, 2009, we sold 11,650,000 shares of common stock for cash proceeds of $193,000.

Subsequent to the period covered by this report, on July 31, 2009, we issued 80,000,000 shares of common stock to Cumbria Capital, L. P. in exchange for all the outstanding shares of Tremont Fair Holdings, Inc.

Subsequent to the period covered by this report, on August 19, 2009, we issued 500,000 shares of common stock to David Kittrell, the Company’s former President, as part of a settlement with Mr. Kittrell of outstanding obligations of the Company to him.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations.  Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document.  The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade.  The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Dividend Policy

    We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in this Annual Report on Form 10-K.

Plan of Operation

As a result of the research results discussed in the following section, we determined that it was in our best interests to pursue other business opportunities.

On July 31, 2009, we entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of our restricted common stock (such transaction is hereafter referred to as the “Acquisition”).  TF-Texas seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in south-central United States, predominantly in Texas.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga.

On July 29, 2009, the Board of Directors and a majority of our shareholders agreed to amend and restate, in its entirety, the Articles of Incorporation.  The restated Articles of Incorporation provide, among other things, for an increase in the authorized shares from 110,000,000 to 220,000,000, with 200,000,000 constituted as common stock and 20,000,000 constituted as preferred stock.  The shares of preferred stock are considered “blank check” preferred shares, inasmuch as the Board of Directors may designate the rights, preferences, and privileges of such preferred shares and any classes thereof.  The restated Articles of Incorporation also changed the name of the Company from Cancer Detection Corporation to Tremont Fair, Inc.

Pursuant to the acquisition of TF-Texas described above, our new business plan entails identifying, acquiring, rehabilitating and renovating value-added multifamily properties in south-central United States, predominantly in Texas, and eventually refinancingand/or selling these properties once they are stabilized and cash flowing.  These purchases may be direct acquisitions of the property or via purchase of the first liens on such properties, after which we would foreclose on such properties.

Our President and the new employees added to the Company in August 2009 have successfully pursued this business model in recent years as part of other organizations which served as general partner to property-oriented limited partnerships, as well as the management and construction management company to these limited partnerships.  In the 12 months previous to the Acquisition, this team facilitated the purchase, rehabilitation, stabilization, and sale of almost 1,000 apartment units.  The efforts of our new team have been a result of a proprietary turnaround model, and has benefited from their relationships with regional lenders, vendors and property brokers.

By consolidating both the ownership (via a general partner stake) and the property and construction management functions within the Company, we believe the Company can offer investors who participate in these projects a stake in all aspects of the value-added chain for distressed properties and a benefit to the Company from its participation in providing services relating thereto.  We believe the current economic environment offers exceptional opportunities to continue implementing this business model, principally because there appears to be a large and growing supply of distressed properties available for purchase, and a shrinking number of stabilized properties available for sale.

Overview of Operations through July 29, 2009

The Company, through Xpention, Inc, its wholly-owned subsidiary, holds the exclusive worldwide license to a patented technology for the detection of cancer based on a tumor marker known as “p65” which has been demonstrated to have elevated levels in the blood of canine and human cancer conditions.  The tumor marker “p65” is believed to be a protein required in the early development of numerous cancers and appears from early research to provide a strong indication of tumor growth in both canines and humans. It also appears to have a direct correlation to tumor size/mass making it a promising marker for both early detection of malignant tumor formation as well as a useful tool for monitoring therapy and remission.  We had planned to develop an immunological test as well as a molecular assay for detection of cancer in canines.  We had also planned to develop both immunological and molecular tests for detection of human cancers as well as therapeutic treatments and vaccines.

In September, 2008, Xpention, Inc. amended its Patent and Technology License Agreement with the Board of Regents of The University of Texas System and The University of Texas M. D. Anderson Cancer Center (“UTMDACC”) to extend the time frame for commercialization of a veterinary product an additional two years and to extend the time frame for commercialization of a human diagnostic product an additional three years, among other changes.  It was expected that these extensions would allow the Company to complete its research and begin marketing activities within the milestones established in the amended Agreement.

Previous to the reorganization of our business in connection with the acquisition of Tremont Fair Holdings, Inc. in July 2009, we contracted with third party research organizations to conduct our research activities.  During June 2007, we entered into an Assay Revalidation / Redevelopment Proposal with Future Focus, an independent testing organization.  The project calls for third party validation of the research results presented in the final report from the University of Texas Health Science Center at San Antonio (“UTHSCSA”) and technology transfer of the current assay plus assay reformatting and sample analysis.  On August 15, 2007, we announced that the researchers had been unable to replicate the results obtained at UTHSCSA.

Effective October 6, 2008, the Company entered into a revised Assay Development Proposal with Future Focus.  The proposal is composed of 4 major phases.  As research progressed, we determined that the researchers were not able to validate the results originally reported by UTHSCSA.  As a result, we terminated the research.  On June 22, 2009, we announced the results of the research.

As a result of the revalidation results, we reviewed our planned research activities for the development of an immunological canine cancer detection test.  We determined that we should not continue to pursue the research at this time and that we should evaluate other business opportunities.

Other Matters

On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1 for 20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation.  The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company’s Articles of Incorporation.  Stockholders holding a majority of outstanding shares approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders.  As a result of the Company’s name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to “CCDC”.

During 2008, the Company was informed that the staff of the SEC intended to recommend that a civil injunctive action be commenced against the Company for alleged violations of the Securities Act of 1933.  The alleged violations occurred in 2005 in connection with proceeds from the sale of stock.  On January 30, 2009, the Company submitted an Offer of Settlement without admitting or denying the SEC findings.  On March 9, 2009, the SEC accepted the Offer of Settlement and imposed an order under which the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act.

Liquidity and Capital Resources

As of May 31, 2009, our working capital deficit of $467,982 was comprised of total current assets of $38 consisting of cash and cash equivalents and total current liabilities of $468,020. This represents an improvement in working capital of $201,576 compared to the deficit of $669,558 at fiscal year-end May 31, 2008.  While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next fiscal year.  Our working capital is presently insufficient for our needs and we will need to generate working capital from operations or from investment to execute our new business plan.  Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

The independent registered public accounting firm’s report on our financial statements as of May 31, 2009, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

Although we expect to generate revenues pursuant to our new business plan as a real estate services provider,  we have never received revenue from our operations. We have historically relied on equity and debt financings to fund our capital resource requirements. We have experienced net losses since inception.  Under our previous business model, we did  not believe that we were a candidate for conventional debt financing and we did not make arrangements to borrow funds under a working capital line of credit.  We will be dependent on additional debt and equity financing to develop our new business.

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet.  From inception to May 31, 2009, we have spent $1,006,081 on our research and development efforts to commercialize the “p65” technology.

All of our capital resources to date have been provided through the sale of our equity securities, proceeds from notes payable and convertible debentures, and advances from related parties.  From inception to May 31, 2009, we received $668,100 in cash through issuance of our common stock.  Since we have not generated any cash from operations, we have relied on sale of equity and borrowings to fund all of our capital needs.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Certain related parties have periodically advanced funds to us to meet our working capital needs.  The related parties are under no obligation to continue these advances.  During the year ended May 31, 2009, the related parties advanced $28,850 to us and we repaid cash advances of $43,750, including the repayment of funds advanced in prior years.  As of May 31, 2009, the outstanding balance of advances was $100.  These funds are due on demand and do not accrue interest.

Net cash used in operating activities was $163,112 during the year ended May 31, 2009, compared to $45,257 during 2008.  During the year ended May 31, 2009, we incurred a net loss of $124,975, which included a contract settlement gain of $110,000 and $5,500 in stock compensation expense.  In addition, accounts payable and accrued expenses increased by $66,363 during the year ended May 31, 2009.  During the year ended May 31, 2008, we incurred a net loss of $311,983, which included amortization of debt discount of $126,200, and reported an increase in accounts payable and accrued expenses of $140,526.  Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the years ended May 31, 2009 and 2008, the Company did not receive or use funds in its investing activities.

Net cash provided by financing activities during the year ended May 31, 2009, was $163,100, compared to $20,600 during the year ended May 31, 2008.  During 2009, we received proceeds of $193,000 from the sale of common stock.  We made principal payments on our convertible debentures of $15,000.  Furthermore, we received advances from related parties of $28,850 and repaid advances of $43,750.  During 2008, we received proceeds of $5,600 from a convertible bridge loan from The Regency Group LLC (Regency Group).  We also received advances from related parties of $15,000 during fiscal year 2008.

Effective June 30, 2008, Regency Group converted principal of $113,600 and accrued interest of $14,451 into 1,829,298 (post-split) shares of common stock.

Results of Operations – Year Ended May 31, 2009 Compared to the Year Ended May 31, 2008

We are considered a development stage company for accounting purposes, since we have not received any revenues from operations.  We are unable to predict with any degree of accuracy when that situation will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the year ended May 31, 2009, we recorded a net loss of $124,975 or $0.01 per share, compared to a 2008 net loss of $311,983 or $0.10 per share, a decreased loss of $187,008.  During 2009, we recorded a gain from contract settlement when one of our third party research organizations agreed to reduce our obligation to them.  During the year ended May 31, 2008, we restructured our debt such that we recognized additional interest expense, as discussed below.

Research and development costs increased to $68,480 during the year ended May 31, 2009, compared to $28,065 incurred during the year ended May 31, 2008.  The increase of $40,415 includes $25,000 paid to UTMDACC in connection with an amendment to our License Agreement.  The remaining amounts during both periods were for third party testing costs incurred to validate the results of the research report from UTHSCSA.  Our use of third party research and testing partners can result in significant variations in the expenses reported in each quarterly period.

General and administrative expenses increased by $14,758 to $164,499 for the year ended May 31, 2009, compared to $149,741 during 2008.  The overall increase includes increased investor relations expense of $9,973 and increased stock compensation costs of $5,500.  We agreed to issue 25,000 shares of common stock to an investor relations consultant valued at $5,500 and incurred other costs in connection with the Company’s name change, reverse stock split, and increased efforts to communicate with investors.

Interest expense, including the amortization of debt discount, decreased to $1,996 for the year ended May 31, 2009 compared to $134,177 for 2008.  There was no amortization of debt discount during 2009, however, during 2008, interest expense includes the amortization of debt discount related to the beneficial conversion feature included in the restructuring of the borrowings from Regency Group.  In the debt restructuring, we granted conversion rights at $0.07 per share.  For accounting purposes, the value of the rights was calculated and additional interest expense was recorded to recognize that value.

The remaining portion of interest expense, excluding the amortization of debt discount, decreased to $1,996 for the year ended May 31, 2009 compared to $7,977 for 2008.  The decrease reflects the conversion of notes payable to Regency Group into equity and a reduction in the outstanding principal balance of the convertible debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Development Stage Company.     The Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to enterprises that are establishing their operations.  As a development stage enterprise, the Company must utilize accounting principles consistent with those required of an established enterprise, and, in addition, must disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

Use of Estimates.     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Research and Development.     Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”).  This statement replaces SFAS No. 141, which was effective July 1, 2001.  The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination.

The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date.  Early adoption is prohibited.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008.  This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008.  This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature.  In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

In addition to the specific factors identified under “RISK FACTORS” above, other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;

•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list, together with the factors identified under “RISK FACTORS,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of May 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Cancer Detection Corporation

We have audited the accompanying balance sheets of Cancer Detection Corporation (a development stage company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and for the period from October 13, 2004 (inception) to May 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Detection Corporation (a development stage company) as of May 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, and for the period from October 13, 2004 (inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
August 24, 2009

 CANCER DETECTION CORPORATION AND SUBSIDIARY
(Formerly Xpention Genetics, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of May 31, 2009 and 2008

	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$38	$50
Total assets	$38	$50

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$10,040	$149,664
Accrued compensation	440,000	344,000
Accrued interest	2,880	17,344
Advances from related parties	100	15,000
Notes payable, related party	-	113,600
Convertible debt, in default	15,000	30,000
Total current liabilities	468,020	669,608

Stockholders' (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
16,503,128 and 2,998,830 shares issued and outstanding
at May 31, 2009 and 2008, respectively	16,503	2,999
Additional paid-in capital	1,291,148	978,101
(Deficit) accumulated during the development stage	(1,775,633)	(1,650,658)
Total stockholders' (deficit)	(467,982)	(669,558)
Total liabilities and stockholders' (deficit)	$38	$50

The accompanying notes are an integral part of these consolidated financial statements.

CANCER DETECTION CORPORATION AND SUBSIDIARY
(Formerly Xpention Genetics, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2009 and 2008,
and for the period from Inception (October 13, 2004) to May 31, 2009

			October 13, 2004
			(Inception) to
	2009	2008	May 31, 2009

Revenues	$-	$-	$-

Expenses
Research and development	68,480	28,065	1,006,081
General and administrative	164,499	149,741	720,612
Total expenses	232,979	177,806	1,726,693

Operating (loss)	(232,979)	(177,806)	(1,726,693)

Other (expense)
Interest expense	(1,996)	(7,977)	(24,340)
Amortization of debt discount	-	(126,200)	(134,600)
Contract settlement	110,000	-	110,000
Total other income (expense)	108,004	(134,177)	(48,940)

Net (loss)	$(124,975)	$(311,983)	$(1,775,633)

Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	11,018,254	2,998,830

The accompanying notes are an integral part of these consolidated financial statements.

CANCER DETECTION CORPORATION AND SUBSIDIARY
(Formerly Xpention Genetics, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the period from Inception (October 13, 2004) to May 31, 2009

					(Deficit)
					Accumulated
	Number of	Par Value of	Additional		During the
	Common	Common	Paid in		Development
	Shares	Shares	Capital		Stage		Total

October 13, 2004 (Inception)	-	$ -	$ -		$ -		$ -
Stock issued for cash at inception	715,000	715	(615)		-		100
Recapitalization, Bayview merger	2,127,163	2,127	(2,127)		-		-
Net (loss)	-	-	-		(156,750)		(156,750)

Balance, May 31, 2005	2,842,163	2,842	(2,742)		(156,750)		(156,650)
Common stock issued for cash	16,667	17	399,983		-		400,000
Common stock issued for services	22,500	22	368,978		-		369,000
Net (loss)	-	-	-		(976,204)		(976,204)

Balance, May 31, 2006	2,881,330	2,881	766,219		(1,132,954)		(363,854)
Common stock issued for services	5,000	5	2,395		-		2,400
Beneficial conversion on debt	-	-	21,000		-		21,000
Common stock issued for cash	112,500	113	74,887		-		75,000
Net (loss)	-	-	-		(205,721)		(205,721)

Balance, May 31, 2007	2,998,830	2,999	864,501		(1,338,675)		(471,175)
Beneficial conversion on debt	-	-	113,600		-		113,600
Net (loss)	-	-	-		(311,983)		(311,983)

Balance, May 31, 2008	2,998,830	2,999	978,101	-	(1,650,658)	-	(669,558)
Conversion of notes payable and accrued interest	1,829,298	1,829	126,222		-		128,051
Common stock issued for services	25,000	25	5,475		-		5,500
Common stock issued for cash	11,650,000	11,650	181,350		-		193,000
Net (loss)					(124,975)		(124,975)

Balance, May 31, 2009	16,503,128	$ 16,503	$ 1,291,148		$ (1,775,633)		$ (467,982)

The accompanying notes are an integral part of these consolidated financial statements.

CANCER DETECTION CORPORATION AND SUBSIDIARY
(Formerly Xpention Genetics, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2009 and 2008
and for the period from Inception (October 13, 2004) to May 31, 2009

			October 13, 2004
			(Inception) to
	2009	2008	May 31, 2009

Cash flows from operating activities:
Net (loss)	$(124,975)	$(311,983)	$(1,775,633)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Contract settlement	(110,000)	-	(110,000)
Stock based compensation	5,500	-	376,900
Amortization of debt discount	-	126,200	134,600
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	66,363	140,526	577,371
Total adjustments	(38,137)	266,726	978,871

Cash flows (used in) operating activities	(163,112)	(45,257)	(796,762)

Cash flows from investing activities:
Cash flows (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	193,000	-	668,100
Proceeds from notes payable	-	5,600	113,600
Proceeds from convertible debentures	-	-	30,000
Principal payments on convertible debentures	(15,000)	-	(15,000)
Advances from related parties	28,850	15,000	53,850
Repayment of advances from related parties	(43,750)	-	(53,750)
Cash flows provided by financing activities	163,100	20,600	796,800

Net increase (decrease) in cash and equivalents	(12)	(24,657)	38

Cash and equivalents, beginning of period	50	24,707	-

Cash and equivalents, end of period	$38	$50	$38

Supplemental cash flow information:

Income taxes paid	$-	$-	$-
Interest paid	$2,009	$-	$7,009

Non-cash investing and financing activities:

Conversion of notes payable into common stock	$113,600	$-	$113,600
Conversion of accrued interest into common stock	$14,451	$-	$14,451

The accompanying notes are an integral part of these consolidated financial statements.

CANCER DETECTION CORPORATION AND SUBSIDIARY
(Formerly Xpention Genetics, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

NOTE 1.  ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cancer Detection Corporation (the “Company”) (formerly Xpention Genetics, Inc.) is a Nevada corporation that resulted from the business combination between Xpention, Inc. and Bayview Corporation that occurred in March, 2005.  For accounting purposes, the date of inception for the Company is October 13, 2004, the date that Xpention, Inc. was incorporated.  The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  It is engaged in the biotechnology industry to develop both immunological and molecular tests for cancer detection in animals and humans as well as therapeutic vaccines and other treatment methods for both canine and human cancers.  The Company’s fiscal year ends on May 31.

Reverse Stock Split and Name Change

On September 10, 2008, the Board of Directors of the Company approved a reverse stock split of the common stock in the ratio of 1 for 20 and the name change from Xpention Genetics, Inc. to Cancer Detection Corporation.  The resolutions became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company’s Articles of Incorporation.  Stockholders holding a majority of outstanding shares approved the reverse split and the name change amendment on July 25, 2008, by written consent in lieu of a meeting of stockholders.  As a result of the Company’s name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to “CCDC”.

Basis of Presentation

Cancer Detection Corporation represents the result of a merger between Bayview Corporation (“Bayview”), a public company, and Xpention, Inc., a private company.  During March 2005, Bayview issued 715,000 shares of its common stock to the sole shareholder of Xpention, Inc. in exchange for all of the issued and outstanding common shares of Xpention, Inc. pursuant to an Agreement and Plan of Reorganization (the “Merger”).  In addition, concurrent with the exchange of shares, Bayview changed its name to Xpention Genetics, Inc., whose name has subsequently been changed to Cancer Detection Corporation as described above.

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

Per Share Amounts

The Company follows SFAS 128, “Earnings Per Share”.  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

All share and per share amounts presented herein have been restated to reflect the effect of the 1 for 20 reverse stock split approved on September 10, 2008.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

In accordance with FIN 48 (effective June 1, 2007) which clarifies SFAS 109, the Company recognizes in its financial statements the impact of any tax position that more than likely will be sustained in an examination, based on the technical merits of the position.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The expenses for the years ended May 31, 2009 and 2008 were $68,480 and $28,065, respectively.

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognizes the value of conversion rights attached to convertible debt instruments. These rights give the holders the ability to convert the debt instruments into shares of common stock at a price per share that was less than the trading price to the public on the day the loan was made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the life of the related debt.  The aggregate amounts recognized as amortization of debt discount for the years ended May 31, 2009 and 2008 were nil and $126,200, respectively.

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2009.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable and accrued expenses, advances from related parties, and convertible debt.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

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

Segment Information

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”.  Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company follows SFAS 123(R), “Share Based Payment,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as revised. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”).  This statement replaces SFAS No. 141, which was effective July 1, 2001.  The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date.  Early adoption is prohibited.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008.  This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008.  This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and has not yet generated revenues from operations.  It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended May 31, 2009, the Company incurred a net loss of $124,975, and has incurred a cumulative net loss since inception of $1,775,633.  At May 31, 2009, the Company had a working capital deficit and stockholders' deficit of $467,982.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during fiscal year 2010 and is currently seeking additional resources.  The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations.  Subsequent to May 31, 2009, the Company entered into an agreement to issue 80,000,000 shares in exchange for all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas company that plans to acquire, rehabilitate, stabilize and sell distressed multifamily properties in south-central United States, predominantly in Texas.  The Company believes that this agreement provides it with an opportunity to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE, RELATED PARTY

In November 2004, an unrelated third party lent the Company $100,000 to pay operating expenses pursuant to a note.  This note was originally due on the earlier of (i) the Company successfully receiving financing in excess of $1,000,000; or (ii) November 12, 2005.  The due date was subsequently extended to December 31, 2006.

During 2006, the note was acquired by The Regency Group, LLC (“Regency Group”) and additional funds totaling $8,000 were advanced under the terms of a bridge loan payable on October 9, 2007 or an earlier date if financing of $500,000 was obtained.

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

Effective June 30, 2008, Regency Group converted principal of $113,600 and accrued interest of $14,451 into 1,829,298 (post-split) shares of common stock.

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

Interest on all these notes accrues at the rate of 5% per annum and aggregated $467 during the year ended May 31, 2009 and $5,577 during the year ended May 31, 2008.

NOTE 4.  CONVERTIBLE DEBT, IN DEFAULT

Effective January 5, 2007, the Company issued convertible debentures in the aggregate principal amount of $30,000.  The debentures bear interest at 8% per annum and were originally due on January 5, 2008, which due dates were subsequently extended.

During the year ended May 31, 2009, the Company repaid one debt holder the principal balance of $15,000 plus accrued interest of $2,009.

Regency Group, a related party, held $15,000 of the convertible debt.  On August 20, 2009, the Company paid in full the outstanding balance and these debentures were retired by the Company.

The debentures were convertible into the Company’s common stock.  In accordance with EITFs No. 98-5 and No. 00-27, the Company was required to recognize the value of conversion rights attached to the convertible debentures. These rights give the holders the ability to convert the convertible debentures into shares of common stock at a price of $0.01 per share, which was less than the quoted market value of the common stock on January 5, 2007 of $0.017 per share. When the debt was issued, the Company allocated $21,000 to the value of the beneficial conversion feature based on its intrinsic value and recorded that amount as a debt discount and an addition to paid-in capital. The debt discount has been amortized as interest expense over the one year life of the debentures.  During the years ended May 31, 2009 and 2008, respectively, the Company recorded nil and $12,600 of amortization expense related to the debentures.

NOTE 5.  STOCKHOLDERS’ (DEFICIT)

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

On September 10, 2008, the board of directors approved a resolution to affect a 1 for 20 reverse stock split, which became effective September 17, 2008, when the State of Nevada issued a Certificate of Amendment to the Company’s Articles of Incorporation.  One share of common stock was issued in replacement of each 20 shares outstanding as of July 24, 2008, the record date, and the number of authorized shares did not change.  All of the financial information in this report has been adjusted to reflect the effect of this 1 for 20 reverse stock split.  Similarly, stockholders holding a majority of shares authorized the Board to change the Company’s name to Cancer Detection Corporation.  As a result of the Company’s name change, its trading symbol on the Over-the-Counter Bulletin Board was changed to “CCDC”.

At inception (October 13, 2004), the Company issued 650 shares to its founder for cash of $100.  In conjunction with the business combination between Xpention, Inc. and Bayview Corporation in March, 2005, Bayview issued 715,000 shares of its common stock in exchange for the 650 previously outstanding shares of Xpention.  For accounting purposes, this business combination is treated as a reverse acquisition of Bayview, and the consolidated company’s statement of stockholders’ equity was restated to reflect the issuance of 715,000 shares at inception.  Furthermore, the previously outstanding shares of Bayview (2,127,125) are treated as issued on March 18, 2005 as part of the recapitalization of the Company.  Immediately after the business combination, there were 2,842,125 shares of common stock outstanding.

On June 15, 2005, the Company entered into a Subscription Agreement with a private investor for the sale of 16,667 shares of restricted common stock for cash proceeds of $400,000, or $24.00 per share.

On June 28, 2005, the Company entered into a Consulting Agreement with Dr. Thomas Slaga for general scientific research assistance.  The agreement continued through May 31, 2006.  The Company granted Dr. Slaga 22,500 shares of restricted common stock as compensation for such services.  The shares were valued at $369,000, their fair market value on the date it was agreed they would be issued.

On November 15, 2006, the Company authorized and issued an award of 5,000 shares of common stock to its then chief scientific officer as stock compensation for his service as an officer and director.  The services were valued at $2,400, the fair market value of the stock issued.

On May 3, 2007, the Company entered into a Subscription Agreement with a private investor for the sale of 112,500 shares of restricted common stock for cash proceeds of $75,000, or $0.67 per share.

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

During October 2008, the Company issued a total of 7,500,000 (post-split) shares of its common stock in a private placement to two stockholders at $0.02 per share for cash proceeds of $150,000.

During January 2009, the Company issued a total of 4,000,000 (post-split) shares of its common stock in a private placement to two stockholders at $0.01 per share for cash proceeds of $40,000.

Effective April 3, 2009, the Company issued 150,000 shares of its common stock in a private transaction at $0.02 per share for cash proceeds of $3,000.

NOTE 6.  INCOME TAXES

A reconciliation of the tax provision for 2009 and 2008 at statutory rates is comprised of the following components:

	2009		2008

Tax expense (benefit) at statutory rates		$(43,000)		$(106,000)
Book to tax adjustments:
Amortization of debt discount		---		43,000
Net operating loss carry-forward		43,000		63,000

Tax provision	$	---	$	---

Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  Those items consist of the following as of May 31, 2009 and 2008:

Deferred tax assets:	2009		2008
Net operating loss carry-forwards		$282,000		$272,000
Book to tax adjustments:
Stock for services		126,000		126,000
Accrued compensation		150,000		117,000
Total deferred tax assets		558,000		515,000
Less valuation allowance		(558,000)		(515,000)
Net deferred tax asset	$	----	$	----

Total deferred tax assets and the valuation allowance increased by approximately $43,000 during 2009.

At May 31, 2009, the Company has tax loss carry-forwards approximating $830,000 that expire at various dates through 2029. At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

NOTE 7.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses.  The advances do not bear interest and are due upon demand.  During the year ended May 31, 2009, the Company received cash advances aggregating $28,850 and repaid cash advances of $43,750, including the repayment of $15,000 advanced in prior years.  As of May 31, 2009, the outstanding balance of advances from stockholders was $100.

NOTE 8.  COMMITMENTS

Effective November 1, 2004, the Company entered into a five year employment agreement with David Kittrell, its former President that provides for compensation of $8,000 per month plus a bonus of $96,000 if and when the Company earns $1,000,000 net profit.  The Company had been unable to make cash payments pursuant to this arrangement and, accordingly, has accrued a liability for the amounts due.  As of May 31, 2009, the accrued and unpaid compensation due to Mr. Kittrell was $440,000.  On August 19, 2009, the Company entered into a settlement agreement with Mr. Kittrell President in satisfaction of this liability and all other obligations thereunto.  This agreement was filed with the Securities and Exchange Commission as an exhibit to its report on Form 8-K.

On February 17, 2005, the Company's wholly-owned subsidiary, Xpention, Inc., entered into a Patent and Technology License Agreement with the University of Texas M.D. Anderson Cancer Center (UTMDACC) to commercialize technology developed for cancer detection in animals and humans.  The Company paid $50,000 for the license which was expensed during the year ended May 31, 2005.  The Agreement calls for a 5.5% royalty to be paid to UTMDACC on the sale of products utilizing the licensed technology.  In addition, payments of $50,000 each are due upon the first sales to both the veterinary market and human market.  The original terms of the Agreement called for it to expire in February 2020.

In September, 2008, Xpention, Inc. amended its Patent and Technology License Agreement with the Board of Regents of The University of Texas System and UTMDACC to extend the time frame for commercialization of a veterinary product an additional two years and to extend the time frame for commercialization of a human diagnostic product an additional three years, among other changes.  It is expected that these extensions will allow the Company to complete its research and begin marketing activities within the milestones established in the amended Agreement.  The Company paid a non-refundable documentation fee of $25,000 and is required to pay an annual maintenance fee of $25,000 within thirty days of the first anniversary of the amendment effective date.  The annual maintenance fee will increase by $25,000 per year and either party can terminate the agreement after two years.

On May 28, 2005, the Company entered into a Research Agreement with Genethera, Inc. for research activities for the development of the p65 molecular assay for humans. The agreement became effective on July 28, 2005, and expired on July 28, 2006, and required payments to Genethera Inc. of $10,000 per month.  As of May 31, 2008, the balance due to Genethera Inc. was $110,000, all of which is included in accounts payable on the accompanying balance sheet.  Effective February 27, 2009, the Company reached agreement with Genethera to reduce amounts payable by $110,000.  The agreement was recorded during the year ended May 31, 2009 as a contract settlement gain of $110,000.

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

On December 1, 2005, the Company entered into a Research Agreement with The University of Texas Health Science Center at San Antonio (“UTHSCSA”) whereby UTHSCSA agreed to perform research activities for development of an immunological test for canines. This agreement replaced the Research Agreement the Company entered into with AMC Cancer Research Center in May 2005 which has been relinquished by AMC.  The agreement with UTHSCSA permitted the Company to continue its collaboration with Dr. Margaret Hanausek who accepted a faculty position at UTHSCSA. The Company paid $89,306 to UTHSCSA for work performed pursuant to the Agreement and the final report was received in May 2007.

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

Effective October 6, 2008, the Company entered into a revised Assay Development Proposal with Future Focus.  The proposal is composed of 4 major phases with an estimated total cost of $82,000.  As work under this proposal failed to achieve the desired results, it was terminated early.  During the year ended May 31, 2009, the Company expended approximately $45,500 under the contract and no further amounts are due.

NOTE 9.  SEC ENFORCEMENT ACTION

During 2008, the Company was informed that the staff of the SEC intended to recommend that a civil injunctive action be commenced against the Company for alleged violations of the Securities Act of 1933.  The alleged violations occurred in 2005 in connection with proceeds from the sale of stock.  On January 30, 2009, the Company submitted an Offer of Settlement without admitting or denying the SEC findings.  On March 9, 2009, the SEC accepted the Offer of Settlement and imposed an order under which the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act.

NOTE 10.  CONTRACT SETTLEMENT

Effective February 27, 2009, the Company reached agreement with Genethera Inc., a third party research organization, to reduce amounts payable to the organization by $110,000.  The agreement was recorded during the year ended May 31, 2009 as a contract settlement gain of $110,000.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to May 31, 2009, the Company received cash advances totaling $15,250 from a stockholder to cover operating expenses.  The advances are non-interest bearing and are due upon demand.

On August 19, 2009, the Company entered into a settlement agreement with David Kittrell, its former President, in satisfaction of accrued but unpaid employment compensation due to Mr. Kittrell and all other obligations thereunto.  On August 19, 2009, as part of the Company’s settlement with its former President as described in the preceding sentence, the Company transferred all of its share ownership in Xpention, Inc. to Mr. Kittrell in addition to 500,000 restricted shares of its common stock.  On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  TF-Texas seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in south-central United States, predominantly in Texas.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer and director of the Company.

On July 29, 2009, the Board of Directors and a majority of the shareholders of the Company agreed to amend and restate, in its entirety, the Articles of Incorporation of the Company.  The restated Articles of Incorporation provide, among other things, for an increase in the authorized shares of the Company from 110,000,000 to 220,000,000, with 200,000,000 constituted as common stock and 20,000,000 constituted as preferred stock.  The shares of preferred stock are considered “blank check” preferred shares, inasmuch as the Board of Directors may designate the rights, preferences, and privileges of such preferred shares and any classes thereof.  The restated Articles of Incorporation also changed the name of the Company from Cancer Detection Corporation to Tremont Fair, Inc.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

 ITEM 9A(T).    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)    There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Cyrus Boga (1)	41	President, Secretary, Treasurer, Principal Financial Officer, and Director	2008

John D. Thomas (2)	36	Director	2009

(1)  Mr Boga was appointed President, Secretary, Treasurer and Principal Financial Officer on July 30, 2009.
(2)  Mr. Thomas was appointed to the Board of Directors on July 30, 2009.

Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Cyrus Boga.   Mr. Boga has been a member of the board of directors of the Company since October 2008.  Since February 2003, he has been the managing member of Poseidon Partners, LLC, a Texas-based company that purchases, rehabilitates and stabilizes distressed multifamily properties in Texas.  Since 2007, he has served as President of Creekstone Equity Management, Inc., a Houston-based property management company. From 2005 to 2007, Mr. Boga was the President of Armil Properties, LLC, a Houston-based property management company.  Mr. Boga has been involved in a variety of commercial roles involving multifamily properties, including property management, finance and marketing.  His earlier experience included corporate finance and equity research at various investment banks, including Merrill Lynch and Bear Stearns. Mr. Boga holds dual M.A. Degrees in International Economics and International Relations from the Paul H. Nitze School of Advanced International Studies of Johns Hopkins University, and completed PhD coursework at Yale University.

John D. Thomas, J.D.  Mr. Thomas practices law, specializing in reverse takeovers, mergers and acquisitions, and general corporate law for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since May 2006, he has also been the director of the microcap division for small public company listings for MCC Global NV (FSE:IFQ2) an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange.  Since December 2008, Mr. Thomas has served as a member of the board of directors of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Thomas has served as corporate counsel for SportsNuts, Inc. (SPCI.OB), a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, since January, 2005 and has served as its CEO and sole director since August 2007.  Mr. Thomas has also practiced general corporate law for various clients from May 2003 until the present and from November 1999 until August 2002. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.
Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended May 31, 2009, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs.  As the Company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2009 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total

Cyrus Boga	2009	$ —	$ —	$ —
President, Secretary,	2008	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (1)

David Kittrell	2009	$ 96,000 (3)	$ —	$ 96,000
President (2)	2008	$ 96,000 (3)	$ —	$ 96,000

(1) Appointed July 30, 2009
(2) Resigned July 29, 2009.
(3) Amounts accrued pursuant to employment agreement. No amounts were paid to Mr. Kittrell in any year.

Until his resignation on July 29, 2009, David Kittrell served pursuant to a five year employment agreement (from November 1, 2004) at $8,000 per month.  On August 19, 2009, the Company and Mr. Kittrell entered into a settlement agreement in satisfaction of all amounts due to Mr. Kittrell in connection with his employment. There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year.  We did not grant any equity awards to our Named Executive Officers or directors during 2009 or 2008.

Director Compensation

We have not paid any cash compensation to our directors in their capacities as such in the past.   Our sole independent director is paid $3,000 in cash per quarter and shares of our common stock with a value equal to $5,000, calculated as of the last day of the quarter.  If we retain additional independent directors in the future, we reserve the right to compensate them in accordance with industry standards as may be determined by our Board of Directors.  All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of August 20, 2009, there are a total of 97,003,128 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (%)

Cumbria Capital, L.P. (1) 10497 Town and Country Way, Suite 204 Houston, TX 77024	85,862,500	88.5%
Cyrus Boga 10497 Town and Country Way, Suite 204 Houston, TX 77024	85,862,500	88.5%
All officers and directors as a group (2 persons)	85,862,500	88.5%
(1)  Cumbria Capital, L.P. is a Texas limited partnership owned and controlled by Cyrus Boga, an executive officer and director of the Company

Changes in Control

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and substantial shareholder of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest, Mr. Boga beneficially holds 85,862,500 shares of the Company’s common stock, representing 88.5% of all common shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Based upon the closing price of the Company’s shares on July 30, 2009, the transaction was valued at $4,800,000.  The Acquisition was approved by a majority of disinterested members of the Company’s Board of Directors.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a holder of a substantial beneficial interest in the voting shares of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest, Mr. Boga beneficially holds 85,862,500 shares of the Company’s common stock, representing 88.83% of all common shares outstanding.

On July 29, 2009, the Company issued a promissory note (“Note”) to Cumbria Capital, L.P. in exchange for cash proceeds of $100,000.  The Note bears interest at 5% per annum and matures on July 28, 2010.  Issuance of the Note was approved by a majority of disinterested members of the Company’s Board of Directors.  Cumbria Capital is a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a beneficial holder of a majority of the voting shares of the Company.

The Company has not adopted any policies regarding related party transactions.

Director Independence

On July 30, 2009, the Board of Directors appointed John Thomas a member of the Company’s Board of Directors.  Mr. Thomas is considered by the Company to be “independent” inasmuch as Mr. Thomas is not an executive officer of the Company, does not hold a beneficial interest in more than 10% of the Company’s voting securities, and is not related to any executive officer or director of the Company.  We have not established any board committees.  We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Stark Winter Schenkein & Co., LLP, for the last two fiscal years:

	2009	2008
Audit Fees	$ 20,550	$ 21,738
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$ 20,550	$ 21,738

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company.  All services of the independent registered accounting firm reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on August 4, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on August 4, 2009).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cyrus Boga.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cyrus Boga.

*  filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMONT FAIR, INC.

/s/ Cyrus Boga
Dated: August 25, 2009	By: Cyrus Boga, President, Secretary, Treasury, Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	President, Secretary,	August 25, 2009
Cyrus Boga	Treasurer, Chief Financial Officer and Director

/s/ John D. Thomas	Director	August 25, 2009
John D. Thomas