Form 10-Q/A
period 2009-09-30
Tremont Fair, Inc.
filed 2009-11-16
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 & 000-51210

TREMONT FAIR, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

10497 Town & Country Way, Suite 214, Houston, TX 77024 (Address of principal executive offices) (Zip Code)

(713) 785-4411 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

As of November 13, 2009, there were  97,040,166 outstanding shares of the registrant's common stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30,
2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,218
Prepaid expenses	12,618
Total current assets	37,836

Property and equipment, net of accumulated depreciation of $1,493	48,852

Other assets	2,565

TOTAL ASSETS	$89,253

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,487
Advances from related party	112,714
Note payable-related party	100,000
TOTAL CURRENT LIABILITIES	240,201

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
97,040,166 shares issued and outstanding	97,040
Paid-in capital deficit	(576,538)
Retained earnings	328,550
Total shareholders’ deficit	(150,948)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$89,253

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor	Predecessor
	For Inception (July 27, 2009) to September 30, 2009	For the Period July 1, 2009 to August 31, 2009	For the Three Months Ended September 30, 2008

REVENUE	$10,235	$22,801	$12,000

OPERATING EXPENSES
Selling, general and administrative expenses	49,276	13,450	11,975
Depreciation expense	1,493	-	-
Total operating expenses	50,769	13,450	11,975
Net operating profit (loss)	(40,534)	9,351	25

OTHER INCOME (EXPENSE)
Interest expense	(916)	-	-
Gain on settlement of debt	370,000	-	-

Net income	$328,550	$9,351	$25

Basic and diluted net income per share	$0.00	$0.00	$0.00

Weighted average shares outstanding	95,829,257	80,000,000	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

	Successor	Predecessor
	For Inception (July 27, 2009) to September 30, 2009	For the Period January 1, 2009 to August 31, 2009	For the Nine Months Ended September 30, 2008

REVENUE	$10,235	$237,136	$28,000

OPERATING EXPENSES
Selling, general and administrative expenses	49,276	45,397	19,237
Depreciation expense	1,493	-	-
Total operating expenses	50,769	45,397	19,237

Net operating profit (loss)	(40,534)	191,739	8,763

OTHER INCOME (EXPENSE)
Interest expense	(916)	-	-
Gain on settlement of debt	370,000	-	-

Net income	$328,550	$191,739	$8,763

Basic and diluted net income per share	$0.00	$0.00	$0.00

Weighted average shares outstanding	95,829,257	80,000,000	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor	Predecessor
	For Inception (July 27, 2009) to September 30, 2009	For the Period January 1, 2009 to August 31, 2009	For the Nine Months Ended September 30, 2008

Cash flows from operating activities:
Net income	$328,550	$191,739	$8,763
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,493	-	-
Stock based compensation	3,333	-	-
Gain on settlement of debt	(370,000)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	559	-	-
Accounts payable and accrued liabilities	(68,482)	-	-
Accounts payable-related party	(15,399)	-	-
Net cash used in operating activities	(119,947)	191,739	8,763

Cash flows from investing activities:
Net cash received in reverse merger	361	-	-
Purchase of property and equipment	(50,345)	-	-
Payment of security deposit	(2,565)	-	-
Net cash used in investing activities	(52,549)	-	-

Cash flows from financing activities:
Net proceeds from related party advances	112,714	-	-
Proceeds from issuance of debt to related party	100,000	-	-
Repayments of debt	(15,000)	-	-
Payments to Creekstone Equity Management	-	(191,739)	(8,763)
Net cash provided by financing activities	197,714	(191,739)	(8,763)

Net increase in cash and cash equivalents	25,218	-	-

Cash and cash equivalents, at beginning of period	-	-	-

Cash and cash equivalents, at end of period	$25,218	$-	$-

Supplemental cash flows information:
Cash paid for interest	$916	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash financing activities:
Common stock issued for settlement of debt	$50,000	$-	$-

See notes to consolidated financial statements.

TREMONT FAIR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tremont Fair, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

REVERSE MERGER

On July 29, 2009, the Board of Directors and a majority of the shareholders agreed to amend and restate, in its entirety, the Articles of Incorporation and Bylaws of the Company.  The restated Articles of Incorporation provides, among other things, for an increase in the authorized shares of the Company from 110,000,000 to 220,000,000, with 200,000,000 constituted as common stock and 20,000,000 constituted as preferred stock.  The restated Articles of Incorporation also changed the name of the Company from Cancer Detection Corporation to Tremont Fair, Inc.  On July 29, 2009, pursuant to the restatement of the Company’s Bylaws, the Board of Directors agreed to change the Company’s fiscal year end from May 31 to December 31.

On July 31, 2009, Tremont Fair, Inc. (formerly Cancer Detection Corporation) entered into an agreement to acquire all the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation, in exchange for 80,000,000 shares of restricted common stock of Tremont Fair, Inc.  There were 16,503,128 shares of common stock outstanding for Cancer Detection Corporation.  Tremont Fair Holdings, Inc. seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in south-central United States, predominantly in Texas.  Prior to the Acquisition, Tremont Fair Holdings, Inc. was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, now an executive officer and director of Tremont Fair, Inc.

The acquisition of Tremont Fair Holdings, Inc. by the Company represents a reverse merger with the shareholder of Tremont Fair Holdings, Inc. assuming control and responsibilities for the Company’s activities.  Tremont Fair Holdings, Inc. is the accounting acquirer.  For accounting purposes, the date of inception for the Company is July 27, 2009, the date that Tremont Fair Holdings, Inc. was incorporated.

As a result of the reverse merger, acquired assets and assumed liabilities were as follows:

Cash	$361
Prepaid expenses	13,177
Total assets	$13,538

Accounts payable and accrued expenses	$515,969
Accounts payable to related party	15,400
Convertible debt	15,000
Total liabilities	$546,369

BASIS OF PRESENTATION - PREDECESSOR

Effective September 1, 2009, Tremont Fair Holdings, Inc. acquired two property management agreements from Creekstone Equity Management, a company controlled by Cyrus Boga (the “Management Agreements”).  Successor references herein are referring to the consolidated information pertaining to the

Tremont Fair, Inc. and its wholly owned subsidiary Tremont Fair Holdings, Inc.  Predecessor references herein relate to the property management operations of the two agreements previously owned by Creekstone Equity Management.

These financial statements include the accounts of the Predecessor for the Management Agreements.  Historically, financial statements have not been prepared for the Management Agreements as it had no separate legal status of existence.  The accompanying carve-out financial statements have been prepared to present the statements of operations and cash flows of the Management Agreements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02.  These statements include only those related operations of the two property management agreements as historically incurred by the Creekstone Equity Management and exclude all other operations of Creekstone Equity Management  The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted using Management Agreements-specific information where available and allocations and estimates where data is not maintained on a Management Agreements-specific basis within its books and records.  Due to the amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the results of operations and cash flows of the Management Agreements in the future or what its operations and cash flows would have been had the Management Agreements been operating on a stand-alone basis during the periods presented.

No balance sheet is presented as of a period prior to September 30, 2009 as the Company’s inception was July 27, 2009 and there were no assets or liabilities directly related to the Management Agreements.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Fair Value of Financial Instruments

As at September 30, 2009, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Furniture and Office Equipment

Furniture and office equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of five to seven years.

Deferred Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of September 30, 2009, the Company had no dilutive common share equivalents outstanding.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 did not impact our results of operations or financial condition.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

4.      GOING CONCERN

The Company has a working capital deficit at September 30, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations.  Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.      NOTE PAYABLE – RELATED PARTY

On July 29, 2009, the Company issued a promissory note to Cumbria Capital, L.P. in exchange for cash proceeds of $100,000.  The promissory note bears interest at 5% per annum and matures on July 28, 2010.  Cumbria Capital, L.P. is a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a beneficial holder of a majority of the voting shares of the Company.

6.      ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses.  The advances do not bear interest and are due upon demand.  During the period from inception (July 27, 2009) to September 30, 2009, the Company received cash advances aggregating $120,306, repaid cash advances of $7,592.  As of September 30, 2009, the outstanding balance of advances from related party was $112,714.

7.      CONVERTIBLE DEBT

In connection with the reverse merger, the Company assumed a convertible debenture with a principal amount of  $15,000.  On August 20, 2009, the Company repaid a debt holder the outstanding principal balance of $15,000 plus accrued interest of $2,880 and the debentures were retired by the Company.

8.      COMMON STOCK

On August 19, 2009, as part of the Company’s settlement with its former President, David Kittrell, the Company issued 500,000 shares of restricted common stock at fair value which totaled $50,000, or $0.10 per common share, in satisfaction of accrued but unpaid employment compensation due to David Kittrell of $420,000 and recorded a gain of $370,000 on settlement of debt.

Our sole independent director is paid $2,000 in cash per quarter and shares of our common stock with a value equal to $5,000.  As of September 30, 2009, the Company had accrued $1,333 cash compensation and issued 37,038 common shares valued at $3,333 based the fair market value using quoted market prices on the date of grant September 30, 2009.

9.      INCOME TAXES

Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financials statement and tax bases of assets and liabilities.  Components of deferred tax assets and liabilities at September 30, 2009 are as follows:

Deferred tax assets:
Net operating loss carry-forward from Cancer Detection Corporation	$290,500
Tax affected profit from successor company	(114,993)
Built in gain on conversion of debt	129,500
Valuation allowance	(305,007)
Net deferred tax asset	$-

At May 31, 2009, Cancer Detection Corporation had tax loss carry-forward approximating $830,000 which is subject to IRC Section 382 limitations due to the ownership changes.  For the period from inception (July 27, 2009) to September 30, 2009 the company had a taxable loss of ($41,450) which will expire in 2009.  The difference of $370,000 to book profit is related to conversion of debt which will be treated as a built in gain.  There are limitations on the recognition of net operating loss carry-forwards.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.

10.     COMMITMENTS AND CONTINGENCIES

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company.  The lease is for a three year term and concerns the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston, Texas.  The monthly lease rate is $4,565 until the lease expires on July 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  These statements are based on current expectations, estimates, projections and assumptions made by management.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks factors included below, but are not limited to the following:

Executive Plan and Overview

Our new business plan entails identifying, acquiring, rehabilitating and renovating value-added multifamily properties in south-central United States, predominantly in Texas, and eventually refinancing and/or selling these properties once they are stabilized and cash flowing.  We facilitate the acquisition of each property through a new limited partnership formed by the Company which takes in capital from limited partner investors and in which a wholly-owned subsidiary of the Company serves as general partner. These purchases may be direct acquisitions of the property or via purchase of the first liens on such properties, after which we would foreclose on such properties.

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

By consolidating both the ownership (via a general partner stake) and the property and construction management functions within the Company, we believe the Company can offer our shareholders a stake in all aspects of the value-added chain for distressed properties and a benefit to the Company from its participation in providing services relating thereto.  We believe the current economic environment offers exceptional opportunities to continue implementing this business model, principally because there appears to be a large and growing supply of distressed properties available for purchase, and a shrinking number of stabilized properties available for sale.

We believe our timing is advantageous to acquire quality multifamily properties with a reduction in new apartment construction, lending institutions eager to remove real estate assets off their books, interest rates at near historical lows and less competition today for the acquisition of distressed assets.  In the long term, we believe our business plan will improve our operating cash flows as multifamily fundamentals strengthen from a reduction in new supply, declining homeownership and economic growth.

Results of Operations from Inception (July 27, 2009) to September 30, 2009

Revenue for the period from inception (July 27, 2009) to September 30, 2009 was $10,235 which was attributed to the execution of two Property Management Agreements effective September 1, 2009 to manage two properties consisting of 578 units in Houston, Texas.

Total selling, general and administrative expense for the period from inception (July 27, 2009) to September 30, 2009, consisted primarily of compensation expense of $20,516, professional and consulting fees of $11,326, insurance expense of $4,854 and rent expense of $9,322.

Other income and expense for the period from inception (July 27, 2009) to September 30, 2009 consisted of interest expense of $916 attributed to the issuance of a $100,000 promissory note and $370,000 gain on settlement of debt.

Net income for the period from inception (July 27, 2009) to September 30, 2009, was $328,550.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of assets, and the issuance of debt and equity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our multifamily properties.

As of September 30, 2009, our working capital deficit of $202,363 was comprised of total current assets of $37,836 consisting primarily of cash and cash equivalents and total current liabilities of $240,201. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

We expect to generate revenues pursuant to our new business plan as a real estate services provider and expect to rely on equity and debt financings to fund our capital resource requirements.  We will be dependent on additional debt and equity financing to develop our new business.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, debt or equity financing.  Certain related parties have periodically advanced funds to us to meet our working capital needs.  The related parties are under no obligation to continue these advances.  During the period ending September 30, 2009, the Company received cash advances and proceeds from notes payable aggregating $220,306, repaid cash advances of $7,592.  As of September 30, 2009, the outstanding balance of advances from related party was $112,714 and the note payable to related party was $100,000.

Statements of Cash Flows

The following discussion explains the changes in net cash provided by operating and investing activities and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

Net cash used in operating activities was $119,947 during the quarter end September 30, 2009 with net income of $328,550 along with increases in accounts payable and accrued liabilities of $68,482 offset by a gain on settlement of debt of $370.000.

Investing Activities

During the period, net cash used in investing activities was $52,549 and includes primarily the purchase of furniture and computer equipment.

Financing Activities

Net cash provided by financing activities during the quarter ended September 30, 2009, was $85,000.  We received proceeds of $100,000 from issuance of debt to related parties and paid off our long term convertible debt in the amount of $15,000.  Net proceeds from related party advances were $97,314 for the period.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial  condition,  changes  in  financial  condition,  revenues or expenses, results  of  operations,  liquidity,  capital expenditures, or capital resources that  is  material  to  investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, we evaluate our estimates. Actual results may differ from these estimates if our assumptions do not materialize or conditions affecting those assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company the information specified by this Item 3 is not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures for the quarter ended September 30, 2009 and concluded that our disclosure controls and procedures were not effective for that period due to the following: We have previously had a material weakness that relates to the lack of segregation of duties in that our CEO and CFO were the same person.  In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view.  On October 8, 2009, we hired a full time Chief Financial Officer and anticipate that certain controls and procedures will be implemented during the fourth quarter of 2009 and thereafter.  Our CFO is expected to monitor these controls and the implementation thereof on an ongoing basis. We intend to investigate all unexpected results from such monitoring. At any time, if it appears that any control or procedures can be implemented to continue to mitigate material weakness, in our financial reporting and accounting functions, we intend to implement such immediately.

There were no changes in our internal control over financial reporting during the period from inception (July 27, 2009) to September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings that the Company is involved in at this time.

Item 1A.  Risk Factors

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

Risks Relating to Our Company

Since we are a new business with limited operating history, investors have no basis to evaluate our ability to operate profitably. We were originally organized in 2002 and have had no revenue from operations since our inception. We were reorganized in 2005 in connection with a merger transaction between Xpention, Inc. and Bayview Corporation.  Subsequent to May 31, 2009 we issued 80,000,000 shares of common stock to acquire Tremont Fair Holdings, Inc., a Texas corporation, a company without an operating history that intends to capitalize on real estate opportunities in distressed multi-family properties.  We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

The report of our independent accountants on our financial statements for the quarter ended September 30, 2009 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at September 30, 2009 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

Acquiring a property where the all-in cost which includes the purchase price, acquisition cost and rehab expense exceeds the fair market value.  We may acquire a property and underestimate the actual rehab expenditure and therefore pay to high of a purchase price to carry a property to stabilization.  The timing of a transaction could go against us where we acquire a property and the multifamily market deteriorates because of economic conditions, supply and demand or other factors thus causing the value of the property to decline.

Significant changes in the economic conditions and financial markets.  Any changes in interest rates, unemployment rates and overall economic activity could impact our ability acquire and consummate the sale of properties based on our current plan.  Local market rents and occupancy levels could be negatively impacted by new construction, excess inventory of multifamily housing and availability of low interest mortgages for single family home buyers.

Increases in operating expenses. We may underestimate cost increases in labor, material, insurance and other related costs necessary to bring acquired properties up to standard for their intended market.

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

Item 2.  Unregistered Sales of Equity Securities

On July 31, 2009, the Company issued 80,000,000 shares of unregistered common stock to an accredited investor in respect of the acquisition to Tremont Fair Holdings, Inc. The sole recipient of the shares in connection in connection of the acquisition was an accredited investor as such term is defined under Rule 501 of the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the acquisition was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 19, 2009, as part of the settlement agreement with David Kittrell, the Company’s former Chief Executive Officer, the Company issued to Mr. Kittrell 500,000 shares of unregistered common stock. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.

The Company believes that the issuance of shares pursuant to the acquisition was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On August 19, 2009, the Company entered into an agreement with David Kittrell, the Company’s former Chief Executive Officer, in settlement of amounts and other obligations outstanding pursuant to his previous employment with the Company. The settlement provides for the payment of $20,000 in cash, the sale and transfer of all the Company’s shareholding in Xpention, Inc., previously a wholly-owned subsidiary of the Company, and the issuance to Mr. Kittrell of 500,000 shares of restricted common stock of the Company in satisfaction of accrued but unpaid employment compensation due to Mr. Kittrell of $420,000. For the one-year period following the settlement agreement, the Company has the option, for $20,000, to repurchase from Mr. Kittrell up to twenty percent (20%) of the greater of (a) the Xpention shares transferred to Mr. Kittrell, or (b) the number of Xpention shares outstanding on a fully-diluted basis.

Item 6.  Exhibits.

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APC GROUP, INC.
Date: November 13, 2009	By: /s/ Cyrus Boga Name: Cyrus Boga Title: President and Chief Executive Officer