Form 10-K
period 2009-12-31
Tremont Fair, Inc.
filed 2010-03-31
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Tremont Fair, Inc. held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,155,219.

As of February 28, 2010, there were 97,444,332 shares of common stock outstanding.

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

PART I

ITEM 1.    BUSINESS.

Company History

The Company was incorporated in the State of Nevada on September 5, 2002.

Prior to July, 2009, the Company had operated under the name of “Cancer Detection Corporation” and had been primarily engaged in the development of technology acquired under license for detection of cancer tumors.  The Company had not generated any revenues under this business model and, in July 2009, the Company underwent a reorganization to change its business model and management as further described herein.

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  TF-Texas was organized to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas and Arizona.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer and director of the Company.

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

Core Business

Generally.  We are a real estate investment services and management company focusing on distressed multifamily properties in select U.S. markets.  We manage limited partnerships that invest in residential multifamily real property in the southern United States and we receive management fees and carried interests from the operations, sale or refinancing of these properties.  We also manage the tenancy, redevelopment, and repairs of these properties through the Company or an affiliate from which we also receive fees and other compensation.

Structure.  We attract private investors in limited partnerships that we form and manage.  A wholly-owned subsidiary of the Company serves as the general partner and manager of these partnerships.  Our limited partnerships are structured either as single-asset entities that hold one multifamily property that we have prescreened and on which we have performed our due diligence, or as blind pools that do not have identified property interests and are established instead to take advantage of opportunities that are presented from time to time that usually have a narrow time availability on the market but also possess excellent value and appreciation potential.

Revenue Model.  We have a multifaceted revenue model which derives cash flows from a variety of activities.  Not all of the following income streams apply to each property or investment structure.

•	Share of Operating Profits. We typically receive approximately 20% of the operating profits from those properties in limited partnerships where we serve as the general partner

•	Capital Gains Carried Interest. Following a sale or refinancing, we receive approximately 20% of the realized increase in value of the properties we manage.

•	Partnership Management Fees. We charge 1% to 2% per year of the net asset value, in each limited partnership we manage, paid on a quarterly basis.

•	Property Management Fees. To the extent that we or an affiliated company manage the tenancy of a property, we charge competitive property management rates for such services.

•
Construction Management Fees.  In the case of renovations, remodeling, or other capital improvements and repairs to our managed properties that are handled by the Company, we or an affiliate charges each such project a construction management fee which is generally equivalent to 10% of the overall construction bid.

•
Condominium Owners Association Management Fees.  From time to time, we may serve as the manager of a condominium association for a property we have acquired through one of our limited partnerships.  The fee for management of the condo owners’ association is in line with industry norms for the location and class of property.

Market

Credit and Economic Crisis.  Certain macroeconomic factors and developments in credit markets have combined to have a significant negative effect upon residential real estate values, including in the southern United States where we operate.  Many real estate projects financed in recent years at aggressive valuations and with relatively easy credit are unable to secure refinancing without significant equity infusions which, if not a compulsory contribution from the project’s equity holders, often means a substantial devaluation if any such equity is contributed, if indeed at all.  Moreover, of the decreasing number of institutions that finance multifamily housing in the U.S., tighter underwriting and lending standards have shut many retail purchasers out of the market, thus driving down demand further.  The result has been increased foreclosure on existing properties and considerable writedowns to enable quick liquidations.

Management Failures.  Until the economic and credit contraction described above, a common phenomenon witnessed in recent years was the increased purchase of properties by out-of-state or financial buyers who were unfamiliar with local markets, particularly with respect to “Class B” or “Class C” properties.  This has led to a misalignment of the financial interests of the companies managing such properties with its owners and, combined with the downturn in real estate values generally, has culminated in a growing number of apartment and partially finished and/or occupied condominium foreclosures.

Opportunity.  According to a December 2009 report in the National Real Estate Investor, the inventory of identified distressed multifamily properties nationwide stands at over $28 billion out of a total of $189 billion in overall distressed commercial real estate, with a large number of distressed properties in Texas, Arizona and Florida.  In addition, there is well over $1 trillion in commercial real estate that must be refinanced over the next 24 months, of which a significant portion is multifamily properties.

We believe that there are a substantial number of distressed properties that are unreported and therefore the actual number may be considerably higher than in the report.  Nevertheless, we consider this data and the circumstances described above as evidence of a unique opportunity in the next two years to purchase and manage quality multifamily real estate assets considerably below replacement costs and at acquisition prices which may not be reflective of even a moderately healthy real estate market.  Together with our management, selection, operational, rehabilitative and turnaround expertise in the multifamily real estate sector, we believe the Company is well positioned to capitalize on this tremendous opportunity.

Strategy

We typically look to acquire (through our limited partnerships), rehab and manage two types of distressed multifamily properties.

Financially Distressed Properties.  These are generally newer properties that usually have little to no deferred maintenance.  These properties are in financial distress because of excessive leverage or the inability of the owners to finance an existing expiring mortgage loan.  In addition, the properties may be underperforming due to mismanagement or insufficient capitalization of its owners.  We require that such properties be within areas of stable or growing renter demand, which usually means close proximity to large fixed asset employers or institutions.

Physically Distressed Properties.  We seek older as well as newer properties that are physically distressed because of our expertise in rehabilitating and renovating a variety of property types, and the concomitant fee income and appreciation that can result from our involvement.  As with financially distressed properties, we look for locations within stable or growing renter demand areas.  Importantly, we endeavor to reposition the renovated property as part of a good or improving submarket.

Competition

The real estate industry is highly competitive.  Our competitors and potential competitors include major real estate companies and independent developers and operators of varying sizes.  Most of our competitors have greater resources than we do and therefore have greater leverage with respect to acquiring and developing prospects.  We believe a high degree of competition in this industry will continue for the foreseeable future.

Employees

As of December 31, 2009, we had 23 employees, of which 5 were full-time corporate employees, while the rest were onsite personnel.  Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the real estate services industry, and in the Houston metropolitan area in particular.  Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business.  Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.    RISK FACTORS.

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we are a new business, investors have no basis to evaluate our ability to operate profitably. We were originally organized in 2002 and have had limited revenues from operations since our inception.  As a small real estate services firm, we face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

The report of our independent accountants on our financial statements for the period from Inception (July 27, 2009) to December 31, 2009 states that there is substantial doubt about our ability to continue in operation. There is substantial doubt about our ability to continue as a going concern due to: (i) the operating loss we incurred for the period from inception (July 27, 2009) to December 31, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation. From inception (July 27, 2009) to December 31, 2009, we had an operating loss of $263,250.  If we are unable to obtain additional financing or eventually produce substantial revenue, we may be forced to sell our assets or curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at December 31, 2009 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

Dependence upon Management. We are heavily dependent upon the skills, talents, and abilities of Cyrus Boga, our current President and Secretary, to implement our new business plan.  The loss of the services of Mr. Boga would have a material adverse effect upon our business and financial condition.

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

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls as of December 31, 2009. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

Because we do not have an audit or compensation committee, shareholders will have to rely on our Board of Directors, a member of which is also an executive officer and as such is not “independent” as defined by a national securities exchange, to perform these functions. We do not have an audit or compensation committee. These functions are performed by our

Board of Directors as a whole and one of the members of our Board does not meet the definition of “independent” under the rules of any national securities exchange. Since our current Board members include members of management, there is a potential conflict where this individual participates in discussions concerning management compensation and audit issues that may affect management decisions.

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

Risks Related to Our Common Stock

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 76% of our common stock as of February 28, 2010. Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Office Facilities

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director, and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company.  The lease is for a 3-year term and concerns the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston Texas.  The monthly lease rate is $4,565.00 until the lease expires on July 31, 2010.  Currently, we do not own any real property.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reverse Split

On September 12, 2008, we filed a definitive Information Statement on Schedule 14C where we informed our shareholders that a majority of our shareholders had approved two resolutions by written consent in lieu of a shareholder meeting.  The shareholders approved a 1 for 20 reverse split of the Company’s common stock and also approved a change of the Company’s name from Xpention Genetics, Inc. to Cancer Detection Corporation.

Changes to Charter and Bylaws

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “TMTF.OB”.  The range of high and low  quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended December 31, 2009
First quarter	$0.05	$0.03
Second quarter	$0.25	$0.05
Third quarter	$0.14	$0.06
Fourth quarter	$0.16	$0.06

Year ended December 31, 2008
First quarter	$0.18	$0.07
Second quarter	$0.20	$0.06
Third quarter	$0.26	$0.10
Fourth quarter	$0.29	$0.03

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of February 28, 2010, there were approximately 118 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of February 28, 2010, there were 97,444,332 shares of common stock outstanding on record with the stock transfer agent.

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

Effective June 30, 2008 we issued 1,829,298 shares of common stock to The Regency Group LLC pursuant to the conversion of outstanding debt principal and interest aggregating $128,051.

On October 31, 2008, we issued 25,000 shares of our common stock to an investor relations firm pursuant to an agreement dated July 25, 2008.  The shares were valued at $5,500.

In several transactions with private investors during the period from January 1, 2009 to May 31, 2009, we sold 11,650,000 shares of common stock for net cash proceeds of $193,000.

On July 31, 2009, we issued 80,000,000 shares of common stock to Cumbria Capital, L.P. in exchange for all the outstanding shares of Tremont Fair Holdings, Inc.

On August 19, 2009, as part of the Company’s settlement with its former President, David Kittrell, the Company issued 500,000 shares of restricted common stock at fair value which totaled $50,000, or $0.10 per common share, in satisfaction of accrued but unpaid employment compensation due to David Kittrell of $420,000 and recorded a realized gain of $370,000 on settlement of debt.

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of December 31, 2009, the Company had accrued $5,333 cash compensation and issued 203,704 common shares valued at $13,333 based on fair market value using quoted market prices on the date of grant.

On December 31, 2009, the Company accrued $2,000 cash compensation and issued 83,333 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On December 31, 2009, the Company issued 112,500 common shares valued at $6,750, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered.

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

Plan of Operation

Prior to July 31, 2009, we were a development stage company named “Cancer Detection Corporation” which sought to provide research and development to potential cancer and related pathogen vaccines.  This business was discontinued in July 2009, when we reorganized the business as a real estate services company as described herein.

On July 31, 2009, we entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of our restricted common stock (such transaction is hereafter referred to as the “Acquisition”).  TF-Texas was organized to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga.

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

Pursuant to the acquisition of TF-Texas described above, our business plan consisted of identifying, acquiring, rehabilitating and renovating value-added multifamily properties in southern United States, and eventually refinancing and/or selling these properties once they are stabilized and cash flowing.  These purchases may be direct acquisitions of the property or via purchase of the first liens on such properties, after which we would foreclose on such properties.

Our President and the new employees added to the Company in September 2009 have successfully pursued this business model in recent years as part of other organizations which served as general partner to property-oriented limited partnerships, as well as the management and construction management company to these limited partnerships.  In the 12 months previous to the Acquisition, this team facilitated the purchase, rehabilitation, and stabilization of almost 1,000 apartment units.  The efforts of our new team drive results through a comprehensive turnaround model, and has benefited from their relationships with lenders, vendors and property brokers.

By consolidating both control of the property (via a general partner stake) and the  construction and property management functions within the Company, we believe the Company can offer investors who participate in these projects a stake in all aspects of the value-added chain for distressed properties and a benefit to the Company from its participation in providing services relating thereto.  We believe the current economic environment offers exceptional opportunities to continue implementing this business model, principally because there appears to be a large and growing supply of distressed properties available for purchase, and a shrinking number of stabilized properties available for sale.

We believe our timing is advantageous to acquire quality multifamily properties with a reduction in new apartment construction, lending institutions eager to remove real estate assets off their books, interest rates at near historical lows and less competition today for the acquisition of distressed assets. In the long term, we believe our business plan will improve our operating cash flows as multifamily fundamentals strengthen from a reduction in new supply, declining homeownership, population growth and economic growth.

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

Liquidity and Capital Resources

As of December 31, 2009, our working capital deficit of $316,982 was comprised of total current assets of $49,025 consisting of cash and cash equivalents of $17,522, accounts receivable of $12,664 and prepaid expenses of $18,839 and total current liabilities of $366,007 comprised of accounts payable and accrued liabilities of $78,442, advances from related party of $187,565 and note payable to a related party of $100,000. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year.  Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2009, includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

We expect to generate revenue pursuant to our new business plan as a real estate services provider and expect to rely on equity and debt financings to fund our capital resources requirements.  We will be dependent on additional debt and equity financing to develop our new business.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital LP, our largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances.  During the period ended December 31, 2009, the Company received cash advances and proceeds from notes payable aggregating $295,157, and repaid cash advances of $7,592. As of December 31, 2009, the outstanding balance of advances from the related party was $187,565 and the note payable to the related party was $100,000.

Net cash used in operating activities was $250,258 during the period ended December 31, 2009, with net income of $104,584, adjustments for depreciation and amortization of $93 along with share-based compensation of $25,083, an increase in accounts payable and accrued expenses of $8,308 which were offset by an increase in accounts receivable of $12,664, an increase in prepaid expenses of $5,662 and a gain on settlement of debt of $370,000.

During the period, net cash used in investing activities was $4,785 and includes primarily the purchase of computer equipment of $2,581 and payment of a security deposit of $2,565.

Net cash provided by financing activities during the period ended December 31, 2009, was $272,565. We received proceeds of $100,000 from issuance of debt to a related party and paid off our long term convertible debt in the amount of $15,000. Net proceeds from related party advances were 187,565 for the period.

Results of Operations – From Inception (July 27, 2009) to December 31, 2009

Revenue for the period from inception (July 27, 2009) to December 31, 2009 was $47,638 which was attributed to the execution of two Property Management Agreements effective September 1, 2009 to manage two properties consisting of 578 units in Houston, Texas.

Total selling, general and administrative expense for the period from inception (July 27, 2009) to December 31, 2009, consisted primarily of compensation expense of $143,484, professional and consulting fees of $96,054, share based compensation of $25,083 and rent expense of $18,572.

Other income and expense for the period from inception (July 27, 2009) to December 31, 2009 consisted of interest expense of $2,166 attributed to the issuance of a $100,000 promissory note and $370,000 gain on settlement of debt.

Net income for the period from inception (July 27, 2009) to December 31, 2009, was $104,584.

Results of Operations – Twelve Months Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Until the reorganization of the Company in July 2009, we were considered a development stage company for accounting purposes, since we had not yet received any revenues from operations.  Effective September 1, 2009, Tremont Fair Holdings, Inc. acquired two property management agreements from Creekstone Equity Management, a company controlled by Cyrus Boga (the “Management Agreements”). Successor references herein are referring to the consolidated information pertaining to Tremont Fair, Inc. and its wholly owned subsidiary Tremont Fair Holdings, Inc. Predecessor references herein relate to the property management operations of the two agreements previously owned by Creekstone Equity Management. For comparison purposes the predecessor and successor were combined for the twelve months ended December 31, 2009.

	Successor	Predecessor
	For Inception (July 27, 2009) to December 31, 2009	For the Period January 1, 2009 to August 31, 2009	Total For the Twelve Months Ended December 31, 2009

REVENUE	$47,638	$181,521	$229,159

OPERATING EXPENSES
Selling, general and administrative expenses	310,795	125,701	436,496
Depreciation expense	93	-	93
Total operating expenses	310,888	125,701	436,589
Net operating profit (loss)	(263,250)	55,820	(207,430)

OTHER INCOME (EXPENSE)
Interest expense	(2,166)	-	(2,166)
Gain on settlement of debt	370,000	-	370,000

Net income	$104,584	$55,820	$160,404

Revenues

For the twelve months ended December 31, 2009, total revenues were $229,159, of which property management fees were $111,639 and construction management fees were $117,520.  This total is approximately 156% greater than the comparable year ended December 31, 2008, during which total revenues were $89,463, of which property management fees were $48,000 and construction management fees were $41,463.  This increase in revenues is due to two reasons: (a) both property management agreements were outstanding for all of 2009, but only a part of 2008, and (b) construction management fees were higher in 2009 due to increased construction work.

Selling General and Administrative Expenses (SG&A)

Our SG&A expenses for the twelve months ended December 31, 2009 of $436,496 were significantly higher than the $107,317 SG&A expenses reported for the predecessor company for the comparable year ended December 31, 2008.  The $329,179 increase in

SG&A expenses is due primarily to the fact that expenses were allocated over a greater number of units in 2008 through mid 2009, increased personnel costs, and professional fees resulting from our being a publicly traded, fully listed company since mid 2009.

Net Profit (Loss) from Operations

We had a net loss for the twelve months ended December 31, 2009 of $207,430 compared to a $17,854 loss reported for the predecessor company for the year ended December 31, 2008. The $189,484 increase in loss arises from the higher SG&A expenses as mentioned above, offset somewhat by higher revenues.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168” or ASC 105-10). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.  The adoption of SFAS 168 did not impact our results of operations or financial condition.

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

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements:

Management’s Report on Internal Controls over Financial Reporting	22

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheet at December 31, 2009	24

Consolidated Statements of Operations for the period from Inception (July 27, 2009) to December 31, 2009 and period January 1, 2009 to August 31, 2009, and for the year ended December 31, 2008	25

Consolidated Statements of Changes in Stockholders’ Equity for the period from Inception (July 27, 2009) to December 31, 2009	26

Consolidated Statements of Cash Flows for the period from Inception (July 27, 2009) to December 31, 2009 and period January 1, 2009 to August 31, 2009, and for the year ended December 31, 2008	27

Notes to Consolidated Financial Statements	28

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tremont Fair, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Tremont Fair, Inc. as of December 31, 2009 and the related statements of operations, changes in shareholders’ deficit and cash flows for the periods for inception (July 27, 2009) to December 31, 2009 (Successor), January 1, 2009 to August 31, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor).  These financial statements are the responsibility of Tremont’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Fair, Inc. as of December 31, 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tremont Fair, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Tremont Fair, Inc. suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 31, 2010

TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,522
Accounts receivable	12,664
Prepaid expenses	18,839
Total current assets	49,025

Property and equipment, net of accumulated depreciation of $93	2,488

Other assets	2,565

TOTAL ASSETS	$54,078

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,442
Advances from related party	187,565
Note payable – related party	100,000
TOTAL CURRENT LIABILITIES	366,007

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
97,402,665 shares issued and outstanding	97,402
Paid-in capital deficit	(513,915)
Retained earnings	104,584
Total shareholders’ deficit	(311,929)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$54,078

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	For Inception (July 27, 2009) to December 31, 2009	For the Period January 1, 2009 to August 31, 2009	For the Year Ended December 31, 2008

REVENUE	$47,638	$181,521	$89,463

OPERATING EXPENSES
Selling, general and administrative expenses	310,795	125,701	107,317
Depreciation expense	93	-	-
Total operating expenses	310,888	125,701	107,317
Net operating profit (loss)	(263,250)	55,820	(17,854)

OTHER INCOME (EXPENSE)
Interest expense	(2,166)	-	-
Gain on settlement of debt	370,000	-	-

Net income (loss)	$104,584	$55,820	$(17,854)

Basic and diluted net income per share	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	96,536,638	80,000,000	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For Inception (July 27, 2009) to December 31, 2009

	Preferred Stock		Common Stock		Paid-in Capital	Retained
	Shares	Amount	Shares	Amount	Deficit	Earnings	Total

Balances, July 27, 2009	-	$-	80,000,000	$80,000	$(80,000)	$-	$-

Stock issued for:
Reverse merger	-	-	16,503,128	16,503	(508,099)	-	(491,596)
Debt conversion	-	-	500,000	500	49,500	-	50,000
Services	-	-	399,537	399	24,684	-	25,083

Net income	-	-	-	-	-	104,584	104,584

Balances, December 31, 2009	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For Inception (July 27, 2009) to December 31, 2009	For the Period From January 1, 2009 to August 31, 2009	For the Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$104,584	$55,820	$(17,854)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	93	-	-
Stock based compensation	25,083	-	-
Gain on settlement of debt	(370,000)	-	-
Changes in operating assets and liabilities
Accounts receivable	(12,664)	-	-
Prepaid expenses	(5,662)	-	-
Accounts payable and accrued liabilities	23,708	-	-
Accounts payable-related party	(15,400)	-	-
Net cash provided by (used in ) operating activities	(250,258)	55,820	(17,854)

Cash flows from investing activities:
Net cash received in reverse merger	361	-	-
Purchase of property and equipment	(2,581)	-	-
Payment of security deposit	(2,565)	-	-
Net cash used in investment activities	(4,785)	-	-

Cash flows from financing activities:
Net proceeds from related party advances	187,565	-	-
Proceeds from issuance of debt to related parties	100,000	-	-
Repayment of debt	(15,000)	-	-
Payments (to) from Creekstone Equity Management	-	(55,820)	17,854
Net cash provided by (used in) financing activities	272,565	(55,820)	17,854

Net increase in cash and cash equivalents	17,522	-	-
Cash and cash equivalents, at beginning of period	-	-	-
Cash and cash equivalents, at end of period	$17,522	$-	$-

Supplemental cash flow information:
Cash paid for interest	$2,166	$-	$-
Income taxes paid in cash	$-	$-	$-
Noncash financing activities:
Reverse merger	$491,596	$-	$-
Common stock issued for conversion of debt	$50,000	$-	$-

See notes to consolidated financial statements.

TREMONT FAIR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements of Tremont Fair, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

On July 31, 2009, Tremont Fair, Inc. entered into an agreement to acquire all the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation, in exchange for eighty million (80,000,000) shares of restricted common stock of Tremont Fair, Inc. There were 16,503,128 shares of common stock outstanding for Cancer Detection Corporation. Tremont Fair Holdings, Inc. seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States. Prior to the Acquisition, Tremont Fair Holdings, Inc. was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer and director of Tremont Fair, Inc.

The acquisition of Tremont Fair Holdings, Inc. by Tremont Fair, Inc., represents a reverse merger with the shareholder of Tremont Fair Holdings, Inc. assuming control and responsibilities for the Company’s activities. Tremont Fair Holdings, Inc. is the accounting acquirer. For accounting purposes, the date of inception for the Company is July 27, 2009, the date that Tremont Fair Holdings, Inc. was incorporated.

As a result of the reverse merger, acquired assets and assumed liabilities were as follows:

Cash	$361
Prepaid expenses	13,177
Total assets	$13,538

Accounts payable and accrued expenses	$474,734
Accounts payable to related party	15,400
Convertible debt	15,000
Total liabilities	$505,134

BASIS OF PRESENTATION-PREDECESSOR

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

These financial statements include the accounts of the Predecessor for the Management Agreements. Historically, financial statements have not been prepared for the Management Agreements as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of operations and cash flows of the Management Agreements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those related operations of the two property management agreements as historically incurred by Creekstone Equity management and exclude all other operations of Creekstone Equity Management. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted using management Agreements-specific information where available and allocations and estimates where data is not maintained  on a Management Agreements-specific  basis within its books and records. Due to the amount of allocations and estimates used to prepare these carve-out financial  statements, they may not reflect the results of operations and cash flows of the Management Agreements in the future or what its operations and cash flows would have been had the Management Agreements been operating on a stand-alone basis during the periods presented.

No balance sheet is presented as of a period prior to September 30, 2009 as the Company’s inception was July 27, 2009 and there were no assets or liabilities directly related to the Management Agreements.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

As at December 31, 2009, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Furniture and Office Equipment

Furniture and office equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of five to seven years.

Income Taxes

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

In accordance with FIN 48(effective June 1, 2007), which clarifies FAS 109, the Company evaluated all tax positions to determine if any are more-likely-than-not to sustain audit by a tax authority.  The Company has determined that there is no liability to be recorded for FIN 48.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of December 31, 2009, the Company had no dilutive common shares equivalents outstanding.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Subsequent Events

The Company evaluated events occurring between the end of our fiscal year, December 31, 2009, and March 31, 2010 when the financial statements were issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 superseded all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 became non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods after September 15, 2009. The adoption of SFAS 168 did not impact our results of operations or financial condition.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results of operations.

3.      GOING CONCERN

The Company has a working capital deficit at December 31, 2009 and does not expect current financial resources to meet its financial requirements over the next twelve months. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The Company is seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.      PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009, consist of the following:
Equipment	$2,581
Less accumulated depreciation	(93)
Property and equipment, net	$2,488

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2009, consist of the following:
Accounts payable-trade	$29,026
Accrued interest payable	2,083
Accrued compensation	47,333
Total accounts payable and accrued liabilities	$78,442

6.      NOTE PAYABLE – RELATED PARTY

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

7.    ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the period from inception (July 27, 2009) to December 31, 2009, the Company received cash advances aggregating $195,157, repaid cash advances of $7,592. As of December 31, 2009, the outstanding balance of advances from the related party was $187,565.

8.      CONVERTIBLE DEBT

In connection with the reverse merger, the Company assumed a convertible debenture with a principal amount of $15,000. On August 20, 2009, the Company repaid the debt holder the outstanding principal balance of $15,000 plus accrued interest of $2,880 and the debentures were retired by the Company.

9.      COMMON STOCK

On August 19, 2009, as part of the Company’s settlement with its former President, David Kittrell, the Company issued 500,000 shares of restricted common stock at fair value which totaled $50,000, or $0.10 per common share, in satisfaction of accrued but unpaid employment compensation due to David Kittrell of $420,000 and recorded a realized gain of $370,000 on settlement of debt.

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of December 31, 2009, the Company had accrued $5,333 cash compensation and issued 203,704 common shares valued at $13,333 based on fair market value using quoted market prices on the date of grant.

On December 31, 2009, the Company accrued $2,000 cash compensation and issued 83,333 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On December 31, 2009, the Company issued 112,500 common shares valued at $6,750, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered.

10.    INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to the income from continuing operations for the period ending December 31, 2009:

Expected federal income taxes at 34%	$35,559
Permanent differences	203
Realized gain on debt	(125,800)
Valuation allowance	90,038
Provision for income taxes	$-

Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financials statement and tax bases of assets and liabilities.  Components of deferred tax assets and liabilities at December 31, 2009 are as follows:

Deferred tax assets:
Organizational costs	$11,978
Accrued compensation	16,093
Net operating loss carryforward	61,967
Total deferred tax assets	90,038
Valuation allowance	(90,038)
Net deferred tax asset	$-

For the period ending December 31, 2009, the Company had a taxable net operating loss of $182,256 that expires in 2029.  The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a valuation allowance has been recorded against such assets.

 11.   COMMITMENTS AND CONTINGENCIES

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company. The lease is for a three year term and concerns the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214,Houston, Texas. The monthly lease rate is $4,565 until the lease expires on July 31, 2010. Future minimum rental payments by year and in aggregate under the lease are as follows:

Year Ending December 31,
2010	$31,955

12.    SUBSEQUENT EVENTS

On January 15, 2010, Todd Graff ceased to be employed by the Company. Mr. Graff served as the Company’s Chief Financial Officer from October 12, 2009 to January 15, 2010. Cyrus Boga, the Company’s Chief Executive Officer, will now assume the duties as the Company’s principal accounting officer until such time as the Company retains a new Chief Financial Officer.

In February 2009, the Company issued 41,667 common shares valued at $1,250, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, we have not had any disagreements with our accountants. We changed accountants in 2009 in conjunction with the reverse merger.

 ITEM 9A(T).    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Cyrus Boga (1)	42	President, Secretary, Treasurer, Principal Financial Officer, and Director	2008

John D. Thomas (2)	37	Director	2009

Robert Condon (3)	48	Director	2009

(1)  Mr Boga was appointed President, Secretary, Treasurer and Principal Financial Officer on July 30, 2009.
(2)  Mr. Thomas was appointed to the Board of Directors on July 30, 2009.
(3)  Mr. Condon was appointed to the Board of Directors on October 27, 2009.

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

John D. Thomas, J.D.  Mr. Thomas is the President and Chief Operating Officer of Acadia Group, Inc., an international corporate finance advisory firm, specializing in reverse takeovers, mergers and acquisitions, and general corporate matters for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since August 2009 Mr. Thomas has been a member of the board of directors of London Pacific & Partners, Inc. (OTC: LDPP), a Los Angeles and London-based investment and advisory firm specializing in healthcare and hospitality finance.  From May 2006 to October 2009 he was the director of the microcap division for small public company listings for MCC Global NV (FSE:IFQ2) an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange.  Since December 2008, Mr. Thomas has served as a member of the board of directors of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Thomas has served as corporate counsel for SportsNuts, Inc. (SPCI.OB), a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, since January, 2005 and has served as its CEO and sole director since August 2007.  Mr. Thomas has also practiced general corporate law for various clients from May 2003 until the present and from November 1999 until August 2002. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.  In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations.

Robert Condon.  Mr. Condon is the founding shareholder of Condon & Company, P.C., a tax and business advisory firm serving institutional and high-net-worth individuals that he has managed since 2004.  Prior to founding Condon & Company, from 1998 to 2003, he was a partner and the Director of Tax Operations for Hein & Associates LLP, a Denver-based public accounting firm serving middle-market public companies.  Mr. Condon has 26 years of public accounting and tax planning experience, including eight years in the Entrepreneurial Services Group of Ernst & Young as a Senior Tax Manager.  He holds a B.B.A. in Accounting from the University of Houston, and is a member of the Texas Society of Certified Public Accountants (TSCPA) and the Tax Section of the American Institute of Certified Public Accountants (AICPA).

Section 16(a) Beneficial Ownership Reporting Compliance

During 2009, Mr. Thomas did not file a report on Form 4 in connection with his receipt of shares of common stock as partial payment of his fees as a director of the Company.  To our knowledge, during the fiscal year ended December 31, 2009, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2009 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards		All Other Compensation	Total

Cyrus Boga	2009	$40,000		$—		$—	$40,000
President, Secretary,
Treasurer, and
Principal Financial Officer (1)

Todd Graff	2009	$16,385		$6,750		$—	$16,385
Principal Financial
Officer (2)

David Kittrell	2009	$20,000	(4)	$50,000	(4)	$—	$70,000
President (3)

(1) Appointed July 30, 2009. Company accrued salary in 2009. No salary has been paid to date.
(2) Appointed October 12, 2009. Dismissed on January 15, 2010.
(3) Resigned July 29, 2009.
(4) Represents $20,000 in cash and stock and property valued at $50,000 which Mr. Kittrell received in settlement in conjunction with his resignation from the Company.

Mr. Boga is subject to an employment agreement entered into as of August 18, 2009, wherein the Company is obligated to pay Mr. Boga a salary and discretionary bonus.  Until his resignation on July 29, 2009, David Kittrell served pursuant to a five year employment agreement (from November 1, 2004) at $8,000 per month.  On August 19, 2009, the Company and Mr. Kittrell entered into a settlement agreement in satisfaction of all amounts due to Mr. Kittrell in connection with his employment as described in footnote (4) above.

Other than the foregoing, there is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year.  We did not grant any equity awards to our Named Executive Officers or directors during 2009.

Director Compensation

Each of our independent directors receive a cash fee of $2,000 per quarter and shares of our common stock with a value equal to $5,000, calculated as of the last day of the quarter.  If we retain additional independent directors in the future, we reserve the right to compensate them in accordance with industry standards as may be determined by our Board of Directors.  All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 28, 2010, there are a total of 97,444,332 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10497 Town and Country Way, Suite 204, Houston, Texas 77024.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Cumbria Capital, L.P.(2)	73,726,500	75.66%
Cyrus Boga(3)	73,726,500	75.66%
John D. Thomas(4)	120,371	0.12%
Rob Condon(5)	1,083,333	2.14%
Laine J. Gordon(6)	5,750,000	5.90%
Robert Duff Gordon(7)	5,900,000	6.05%
All directors and officers as a group (3 persons)	74,930,204	76.90%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 97,444,332 shares of common stock outstanding as of February 28, 2010, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 73,726,500 shares of common stock held directly.

(3) Chief Executive Officer, Secretary, and Treasurer of the Company.  Includes 73,726,500 shares of common stock held directly by Cumbria Capital, L.P., a Texas limited partnership owned and controlled by Cyrus Boga.

(4) Independent Director of the Company.  Includes 120,371 shares of common stock held directly by Mr. Thomas.

(5) Independent Director of the Company.  Includes 1,083,333 shares of common stock held directly by Mr. Condon.

(6) Principal Shareholder of the Company.  Includes 5,750,000 shares of common stock held jointly with Robert Duff Gordon.

(7) Principal Shareholder of the Company.  Includes 150,000 shares of common stock held directly and 5,750,000 shares of common stock held jointly with Laine J. Gordon.

Changes in Control

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and substantial shareholder of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest (and taking into account recent dispositions by Cumbria), Mr. Boga beneficially holds 73,726,500 shares of the Company’s common stock, representing 75.66% of all common shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Based upon the closing price of the Company’s shares on July 30, 2009, the transaction was valued at $4,800,000.  The Acquisition was approved by a majority of disinterested members of the Company’s Board of Directors.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a holder of a substantial beneficial interest in the voting shares of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest (and taking into account recent dispositions by Cumbria), Mr. Boga beneficially holds 73,726,500 shares of the Company’s common stock, representing 75.66% of all common shares outstanding.

On July 29, 2009, the Company issued a promissory note (“Note”) to Cumbria in exchange for cash proceeds of $100,000.  The Note bears interest at 5% per annum and matures on July 28, 2010.  Issuance of the

Note was approved by a majority of disinterested members of the Company’s Board of Directors.  The Company has not adopted any policies regarding related party transactions.

Director Independence

On July 30 and October 27, 2009, the Board of Directors appointed John Thomas and Robert Condon, respectively, as members of the Company’s Board of Directors.  Both Messrs Thomas and Condon are considered by the Company to be “independent” inasmuch as neither of them are an executive officer of the Company, hold a beneficial interest in more than 10% of the Company’s voting securities, or are related to any executive officer or director of the Company.  We have not established any board committees.  We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, GBH CPAs, PC and Stark Winter Schenkein & Co., LLP, for the last two fiscal years:

	2009	2008
Audit Fees	$32,050	$21,738
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$32,050	$21,738

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

TREMONT FAIR, INC.

/s/ Cyrus Boga
Dated: March 31, 2010	By: Cyrus Boga, President, Secretary, Treasury, Principal Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	President, Secretary,	March 31, 2010
Cyrus Boga	Treasurer, Principal Financial Officer and Director

/s/ John D. Thomas	Director	March 31, 2010
John D. Thomas

/s/ Robert Condon	Director	March 31, 2010
Robert Condon