Form 10-Q
period 2010-03-31
Tremont Fair, Inc.
filed 2010-05-13
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [ ]    No [X]

As of May 10, 2010, there were 98,194,332 outstanding shares of the registrant's common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,777	$17,522
Accounts receivable-related parties	12,693	12,664
Prepaid expenses	14,052	18,839
Total current assets	34,522	49,025

Property and equipment, net of accumulated depreciation of $220
and $93, respectively	2,361	2,488

Other assets	2,565	2,565

TOTAL ASSETS	$39,448	$54,078

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$127,667	$78,442
Accounts payable-related party	8,278	-
Advances from related party	259,655	187,565
Note payable-related party	100,000	100,000
TOTAL CURRENT LIABILITIES	495,600	366,007

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
98,194,332 and 97,402,665 shares issued and outstanding, respectively	98,194	97,402
Paid-in capital deficit	(498,457)	(513,915)
Retained earnings (accumulated deficit)	(55,889)	104,584
Total shareholders’ deficit	(456,152)	(311,929)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$39,448	$54,078
See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Predecessor

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

REVENUE	$44,523	$90,677

OPERATING EXPENSES
Selling, general and administrative expense	203,619	48,145
Depreciation expense	127	-
Total operating expenses	203,746	48,145

Net operating profit (loss)	(159,223)	42,532

OTHER INCOME (EXPENSE)
Interest expense	(1,250)	-

Net income (loss)	$(160,473)	$42,532

Basic and diluted net income per share	$0.00	$0.00

Weighted average common shares outstanding-basic and diluted	97,428,128	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(unaudited)
						Retained
					Paid-in	Earnings
	Preferred Stock		Common Stock		Capital	(Accumulated
	Shares	Amount	Shares	Amount	Deficit	Deficit)	Total

Balances, December 31, 2009	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Stock issued for:
services	-	-	791,667	792	15,458	-	16,250

Net loss						(160,473)	(160,473)

Balances, March 31, 2010	-	$-	98,194,332	$98,194	$(498,457)	$(55,889)	$(456,152)

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Predecessor

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(160,473)	$42,532

Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	127	-
Stock-based compensation	16,250	-
Changes in operating assets and liabilities
Accounts receivable-related parties	(29)	-
Prepaid expenses	4,787	-
Accounts payable and accrued liabilities	49,226	-
Accounts payable-related party	8,278	-
Net cash provided by (used in ) operating activities	(81,834)	42,532

Cash flows from financing activities:
Net proceeds from related party advances	72,089	-
Payments to Creekstone Equity Management	-	(42,532)
Net cash provided by (used in) financing activities	72,089	(42,532)

Net decrease in cash and cash equivalents	(9,745)	-
Cash and cash equivalents, at beginning of period	17,522	-
Cash and cash equivalents, at end of period	$7,777	$-

Supplemental cash flow information:
Cash paid for interest	$1,250	$-
Income taxes paid in cash	$-	$-

See notes to consolidated financial statements.

TREMONT FAIR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Tremont Fair, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tremont’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2009 as reported in Form 10-K have been omitted.

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

On July 31, 2009, Tremont Fair, Inc. entered into an agreement to acquire all the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation, in exchange for eighty million (80,000,000) shares of restricted common stock of Tremont Fair, Inc. There were 16,503,128 shares of common stock outstanding for Cancer Detection Corporation. Tremont Fair Holdings, Inc. seeks to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in south-central United States, predominantly in Texas and Arizona. Prior to the Acquisition, Tremont Fair Holdings, Inc. was wholly-owned by Cumbria Capital, L.P., a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer and director of Tremont Fair, Inc.

The acquisition of Tremont Fair Holdings, Inc. by Tremont Fair, Inc. represents a reverse merger with the shareholder of Tremont Fair Holdings, Inc. assuming control and responsibilities for the Company’s activities. Tremont Fair Holdings, Inc. is the accounting acquirer. For accounting purposes, the date of inception for the Company is July 27, 2009, the date that Tremont Fair Holdings, Inc. was incorporated.

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

These financial statements include the accounts of the Predecessor for the Management Agreements. Historically, financial statements have not been prepared for the Management Agreements as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of operations and cash flows of the Management Agreements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those related operations of the two property management agreements as historically incurred by the Creekstone Equity management and exclude all other operations of Creekstone Equity Management. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted using management Agreements-specific information where available and allocations and estimates where data is not maintained  on a Management Agreements-specific  basis within its books and records. Due to the amount of allocations and estimates used to prepare these carve-out financial  statements, they may not reflect the results of operations and cash flows of the Management Agreements in the future or what its operations and cash flows would have been had the Management Agreements been operating on a stand-alone basis during the periods presented.

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

Fair Value of Financial Instruments

As at March 31, 2010, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Stock-Based Compensation

The Company sometimes grants shares of stock for services.  These grants are accounted for based on the grant date fair values.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of March 31, 2010, the Company had no dilutive common shares equivalents outstanding.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results of operations.

2. GOING CONCERN

The Company has a working capital deficit at March 31, 2010 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NOTE PAYABLE – RELATED PARTY

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

4. ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the three months ended March 31, 2010, the Company received cash advances aggregating $72,089. As of March 31, 2010, the outstanding balance of advances from related party was $259,655.

5. COMMON STOCK

On February 23, 2010, the Company issued 41,667 common shares valued at $1,250, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of March 31, 2010, the Company had accrued $4,333 cash compensation and issued 500,000 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant.

On March 31, 2010, the Company had accrued $4,000 cash compensation and issued 250,000 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in this Report on Form 10-Q.

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

Our President and the new employees added to the Company in September 2009 have successfully pursued this business model in recent years as part of other organizations which served as general partner to property-oriented limited partnerships, as well as the management and construction management company to these limited partnerships.  In the 12 months previous to the Acquisition, this team facilitated the purchase, rehabilitation, and stabilization of almost 1,000 apartment units.  The efforts of our new team have been a result of a proprietary turnaround model, and has benefited from their relationships with lenders, vendors and property brokers.

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

Liquidity and Capital Resources

As of March 31, 2010, our working capital deficit of $476,078 was comprised of total current assets of $34,522 consisting of cash and cash equivalents of $7,777, accounts receivable of $12,693 and prepaid expenses of $14,052 and total current liabilities of $510,600 comprised of accounts payable and accrued liabilities of $150,945, advances from a related party of $259,655 and note payable to a related party of $100,000. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties. We anticipate that we will need to obtain additional funds of approximately $500,000 to fund our operations for the next 12 months.

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

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital LP, our largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances.  During the quarter ended March 31, 2010, the Company received cash advances of $72,089.  As of March 31, 2010, the outstanding balance of advances from related party was $259,655 and the note payable to related party was $100,000.

Net cash used in operating activities was $81,834 during the quarter ended March 31, 2010, with a net loss of $160,473, adjustments for depreciation and amortization of $127 along with share-based compensation of $16,250, an increase in accounts payable and accrued expenses of $57,504 and an decrease in prepaid expenses of $4,787 which was offset by an increase in accounts receivable of $29.

Net cash provided by financing activities during the quarter ended March 31, 2010, was $72,089, consisting of cash advances from related party.

Results of Operations – For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

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

Revenues

For the three months ended March 31, 2010, total revenues were $44,523, of which property management fees were $37,969 and construction management fees were $6,554.  This total is approximately 51% less than the comparable three months ended March 31, 2009, during which total revenues were $90,667, of which property management fees were $24,000 and construction management fees were $66,667.  This decrease in revenues is due to construction management fees being higher in 2009 due to increased construction work.

Selling General and Administrative Expenses (“SG&A”)

Our SG&A expenses for the three months ended March 31, 2010 of $203,619 were significantly higher than the $48,145 SG&A expenses reported for the predecessor company for the comparable three months ended March 31, 2009.  The $155,474 increase in SG&A expenses is due primarily to increased professional fees resulting from our being a publicly traded, fully listed company.

Net Income (Loss)

We had a net loss for the three months ended March 31, 2010 of $160,473 compared to a $42,532 profit reported for the predecessor company for the three months ended March 31, 2009. The $203,005 increase in loss arises from the higher SG&A expenses as mentioned above.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue from management services is recognized when service is completed.

Stock-Based Compensation

The Company sometimes grants shares of stock for services.  These grants are accounted for based on the grant date fair values.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4T. Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b)           There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors

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

The report of our independent accountants on our financial statements for the period from Inception (July 27, 2009) to  December 31, 2009 included in our annual report on Form 10-K includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the operating loss we incurred for the period from inception (July 27, 2009) to December 31, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation.  Our operating results and financial condition during the quarter ended March 31, 2010 has not substantially changed since the report of our independent accountants.  From inception (July 27, 2009) to March 31, 2010, we had a cumulative net loss of $55,889.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at March 31, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal quarter ended March 31, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

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

Risks Related to Our Common Stock

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 75% of our common stock as of April 30, 2010. Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

Item 2.  Unregistered Sales of Equity Securities

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of March 31, 2010, the Company had accrued $4,333 cash compensation and subsequently issued 500,000 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant.

On March 31, 2010, the Company had accrued $4,000 cash compensation and subsequently issued 250,000 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered

On January 15, 2010, the Company issued 41,667 common shares valued at $1,250 based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered

Exemption From Registration Claimed

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

TREMONT FAIR, INC.
Date: May 12, 2010	By: /s/ Cyrus Boga Name: Cyrus Boga Title: President and Chief Executive Officer