Form 10-Q
period 2010-06-30
Tremont Fair, Inc.
filed 2010-08-13
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [ ]    No [X]

As of July 31, 2010, there were 101,060,185 outstanding shares of the registrant's common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,745	$ 17,522
Accounts receivable-related parties	-	12,664
Prepaid expenses	11,116	18,839
Total current assets	23,861	49,025

Property and equipment, net of accumulated depreciation of $347
and $93, respectively	2,234	2,488

Other assets	2,565	2,565

TOTAL ASSETS	$28,660	$ 54,078

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,639	$ 78,442
Advances from related party	323,000	187,565
Note payable-related party	100,000	100,000
TOTAL CURRENT LIABILITIES	445,639	366,007

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
101,060,185 and 97,402,665 shares issued and outstanding, respectively	101,060	97,402
Paid-in capital deficit	(336,323)	(513,915)
Retained earnings (accumulated deficit)	(181,716)	104,584
Total shareholders’ deficit	(416,979)	(311,929)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$28,660	$ 54,078
See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Predecessor	Successor	Predecessor

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUE	$37,373	$68,052	$81,896	$158,719

OPERATING EXPENSES
Selling, general & administrative expense	161,823	42,847	365,442	90,992
Depreciation expense	127	-	254	-
Total operating expenses	161,950	42,847	365,696	90,992
Net operating profit (loss)	(124,577)	25,205	(283,800)	67,727

OTHER INCOME (EXPENSE)
Interest expense	(1,250)	-	(2,500)	-

Net income (loss)	$(125,827)	$25,205	$(286,300)	$67,727

Basic and diluted net income per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding-basic and diluted	99,379,671	80,000,000	98,409,291	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(unaudited)
						Retained
					Paid-in	Earnings
	Preferred Stock		Common Stock		Capital	(Accumulated
	Shares	Amount	Shares	Amount	Deficit	Deficit)	Total

Balances, December 31, 2009	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Stock issued for:
Cash	-	-	2,500,000	2,500	47,500	-	50,000
Services	-	-	1,157,520	1,158	30,092	-	31,250

Contributed capital					100,000		100,000

Net income (loss)						(286,300)	(286,300)

Balances, June 30, 2010	-	$-	101,060,185	$101,060	$(336,323)	$(181,716)	$(416,979)

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Predecessor

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(286,300)	$67,727

Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	254	-
Stock-based compensation	31,250	-
Changes in operating assets and liabilities
Accounts receivable-related parties	12,664	-
Prepaid expenses	7,723	-
Accounts payable and accrued liabilities	44,198	-
Net cash provided by (used in ) operating activities	(190,211)	67,727

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	-
Net proceeds from related party advances	135,434	-
Payments to Creekstone Equity Management	-	(67,727)
Net cash provided by (used in) financing activities	185,434	(67,727)

Net decrease in cash and cash equivalents	(4,777)	-
Cash and cash equivalents, at beginning of period	17,522	-
Cash and cash equivalents, at end of period	$12,745	$-

Supplemental cash flow information:
Cash paid for interest	$2,500	$-
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Forgiveness of debt - contributed capital	$100,000	$-

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

Fair Value of Financial Instruments

As at June 30, 2010, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Stock-Based Compensation

The Company sometimes grants shares of stock for services.  These grants are accounted for based on the grant date fair values.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of June 30, 2010, the Company had no dilutive common shares equivalents outstanding.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results of operations.

2. GOING CONCERN

The Company has a working capital deficit at June 30, 2010 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NOTE PAYABLE – RELATED PARTY

On July 29, 2009, the Company issued a promissory note to Cumbria Capital, L.P. in exchange for cash proceeds of $100,000. The promissory note bears interest at 5% per annum and matured on July 28, 2010. The original note plus accrued interest at July 28, 2010, resulting in a promissory note of $105,000, was extended to mature on July 28, 2011. Cumbria Capital, L.P. is a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a beneficial holder of a majority of the voting shares of the Company.

4. ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the six months ended June 30, 2010, the Company received cash advances aggregating $135,434. As of June 30, 2010, the outstanding balance of advances from related party was $323,000.

5.      EQUITY

On February 23, 2010, the Company issued 41,667 common shares valued at $1,250, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered

Our two independent directors are each paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter.  On March 31, 2010, the Company issued 500,000 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.  On June 30, 2010, the Company issued 243,902 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.

On March 31, 2010, the Company issued 250,000 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.  On June 30, 2010, the Company issued 121,951 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On May 19, 2010, the Company issued 2,500,000 common shares for $50,000 in cash.

On June 30, 2010, the Company’s President and CEO elected to forgive his accrued and unpaid salary as of June 30, 2010 in the amount of $100,000, which was recorded as contributed capital.

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

Liquidity and Capital Resources

As of June 30, 2010, our working capital deficit of $476,777 was comprised of total current assets of $23,862 consisting of cash and cash equivalents of $12,745 and prepaid expenses of $11,117 and total current liabilities of $500,639 comprised of accounts payable and accrued liabilities of $62,639, accrued stock compensation of $15,000, advances from related party of $323,000 and note payable to related party of $100,000. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.  We anticipate that we will need to obtain additional funds of approximately $300,000 to fund our operations for the next 12 months.

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

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital LP, our largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances.  During the quarter ended June 30, 2010, the Company received cash advances of $135,434. As of June 30, 2010, the outstanding balance of advances from related party was $323,000 and the note payable to related party was $100,000.

Net cash used in operating activities was $190,211 during the quarter ended June 30, 2010, with net loss of $286,300, adjustments for depreciation and amortization of $254 along with stock-based compensation of $31,250 and  a decrease in accounts receivable of $12,664, a decrease in prepaid expenses of $7,723 and a decrease in accounts payable and accrued expenses of $44,198.

Net cash provided by financing activities during the quarter ended June 30, 2010, was $185,434. We received proceeds of $50,000 from the issuance of common stock and cash advances of $135,434 from related party.

Results of Operations

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

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenues.  For the three months ended June 30, 2010, total revenues were $37,373, of which property management fees were $37,373 and construction management fees were $0.  This total is approximately 45% less than the comparable three months ended June 30, 2009, during which total revenues were $68,052, of which property management fees were $24,000 and construction management fees were $44,052.   Increased property management revenues were more than offset by a decline in construction management revenues from the prior-year period, as all property rehab had essentially ended in 2009.

Selling General and Administrative Expenses (“SG&A”).  Our SG&A expenses for the three months ended June 30, 2010 of $161,823 were significantly higher than the $42,847 SG&A expenses reported for the predecessor company for the comparable three months ended June 30, 2009.  The $118,976 increase in SG&A expenses is due primarily to the cost of being a public company in 2010, which led to increased costs for legal and accounting services, investor relations expense, insurance and non-cash share-based compensation.  The company also had office rent expense in 2010, while office rent was paid by an affiliate company in 2009.

Net Income (Loss).  We had a net loss for the three months ended June 30, 2010 of $124,577 compared to a $25,505 profit reported for the predecessor company for the three months ended June 30, 2009. The $149,782 increase in loss arises from the higher SG&A expenses as mentioned above.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenues.  For the six months ended June 30, 2010, total revenues were $81,896, of which property management fees were $75,342 and construction management fees were $6,554.  This total is approximately 48% less than the comparable six months ended June 30, 2009, during which total revenues were $158,719, of which property management fees were $48,000 and construction management fees were $110,719.  Increased property management revenues were more than offset by a decline in construction management revenues from the prior-year period, as all property rehab had essentially ended in 2009.

Selling General and Administrative Expenses (“SG&A”).  Our SG&A expenses for the six months ended June 30, 2010 of $365,442 were significantly higher than the $90,992 SG&A expenses reported for the predecessor company for the comparable six months ended June 30, 2009.  The $274,450 increase in SG&A expenses is due primarily to the cost of being a public company in 2010, which led to increased legal costs for legal and accounting services, investor relations expense, insurance and non-cash share-based compensation.  The company also had office rent expense in 2010, while office rent was paid by an affiliate company in 2009.

Net Income (Loss).  We had a net loss for the six months ended June 30, 2010 of $286,300 compared to a $67,727 profit reported for the predecessor company for the six months ended June 30, 2009. The $354,027 increase in loss arises from the higher SG&A expenses as mentioned above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4T.  Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b)    There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

         The report of our independent accountants on our financial statements for the period from Inception (July 27, 2009) to  December 31, 2009 included in our annual report on Form 10-K includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the operating loss we incurred for the period from inception (July 27, 2009) to December 31, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation.  Our operating results and financial condition during the six months ended June 30, 2010 has not substantially changed since the report of our independent accountants.  From inception (July 27, 2009) to June 30, 2010, we had a cumulative net loss of $121,716.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

         We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at June 30, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal quarter ended June 30, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. If we are unable to maintain the effectiveness of our controls investors could lose confidence in our financial reports and our stock price may decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of June 30, 2010, the Company had accrued $8,333 cash compensation and issued 243,902 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant.

On June 30, 2010, the Company accrued $6,000 cash compensation and issued 121,951 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On May 25, 2010, the Company issued 2,500,000 shares of common stock to an individual in exchange for $50,000.

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

TREMONT FAIR, INC.
Date: August 12, 2010	By: /s/ Cyrus Boga Name: Cyrus Boga Title: President and Chief Executive Officer