Form 10-Q
period 2010-09-30
Tremont Fair, Inc.
filed 2010-11-19
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [ ]    No [X]

As of October 31, 2010, there were 101,560,186 outstanding shares of the registrant's common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,699	$17,522
Accounts receivable-related parties	-	12,664
Prepaid expenses	4,307	18,839
Total current assets	19,006	49,025

Property and equipment, net of accumulated depreciation of $474
and $93, respectively	2,107	2,488

Other assets	2,565	2,565

TOTAL ASSETS	$23,678	$54,078

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,167	$78,442
Advances from third party	293,000
Advances from related party	51,000	187,565
Notes payable	100,000	-
Note payable-related party	-	100,000
TOTAL CURRENT LIABILITIES	470,167	366,007

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
101,560,186 and 97,402,665 shares issued and outstanding, respectively	101,560	97,402
Paid-in capital deficit	(291,823)	(513,915)
Retained earnings (accumulated deficit)	(256,226)	104,584
Total shareholders’ deficit	(446,489)	(311,929)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$23,678	$54,078
See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Successor	Predecessor

	For the Three	For Inception	For the Period
	Months Ended	(July 27, 2009) to	July 1, 2009 to
	September 30, 2010	September 30, 2009	August 31, 2009

REVENUE	$38,325	$10,235	$22,801

OPERATING EXPENSES
Selling, general and administrative expense	111,458	49,276	13,450
Depreciation expense	127	1,493	-
Total operating expenses	111,585	50,769	13,450
Net operating profit (loss)	(73,260)	(40,534)	9,351

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	370,000	-
Interest expense	(1,250)	(916)	-

Net income (loss)	$(74,510)	$328,550	$9,351

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding-basic and diluted	101,060,185	95,829,257	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Successor	Predecessor

	For the Nine	For Inception	For the Period
	Months Ended	(July 27, 2009) to	January 1, 2009 to
	September 30, 2010	September 30, 2009	August 31, 2009

REVENUE	$120,221	$10,235	$237,136

OPERATING EXPENSES
Selling, general and administrative expense	476,900	49,276	45,397
Depreciation expense	381	1,493	-
Total operating expenses	477,281	50,769	45,397
Net operating profit (loss)	(357,060)	(40,534)	191,739

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	370,000	-
Interest expense	(3,750)	(916)	-

Net income (loss)	$(360,810)	$328,550	$191,739

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding-basic and diluted	99,292,922	95,829,257	80,000,000

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(unaudited)
						Retained
					Paid-in	Earnings
	Preferred Stock		Common Stock		Capital	(Accumulated
	Shares	Amount	Shares	Amount	Deficit	Deficit)	Total

Balances, December 31, 2009	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Stock issued for:
Cash	-	-	2,500,000	2,500	47,500	-	50,000
Services	-	-	1,657,521	1,658	44,592	-	46,250

Contributed capital	-	-	-	-	130,000	-	130,000

Net loss	-	-	-	-	-	(360,810)	(360,810)

Balances, September 30, 2010	-	$-	101,560,186	$101,560	$(291,823)	$(256,226)	$(446,489)

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Successor	Predecessor

	For the Nine	For Inception	For the Period
	Months Ended	(July 27, 2009)	January 1, 2009
	September 30,	to September	to
	2010	30, 2009	August 31, 2009
Cash flows from operating activities:
Net income (loss)	$(360,810)	$328,550	$191,739
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	381	1,493	-
Stock-based compensation	46,250	3,333	-
Gain on settlement of debt	-	(370,000)	-
Changes in operating assets and liabilities
Accounts receivable-related parties	12,664		-
Prepaid expenses	14,532	559	-
Accounts payable and accrued liabilities	77,725	(68,482)	-
Accounts payable – related party		(15,399)
Net cash provided by (used in ) operating activities	(209,258)	(119,947)	191,739

Cash flows from investing activities:
Net cash received in merger	-	361	-
Purchase of property, plant & equipment	-	(50,345)	-
Payment of security deposit	-	(2,565)	-
Net cash provided by (used in) investing activities	-	(52,549)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	-	-
Proceeds from related party advances	156,435	112,714	-
Proceeds from issuance of debt to related party	-	100,000	-
Repayments of debt		(15,000)
Payments to Creekstone Equity Management	-	-	(191,739)
Net cash provided by (used in) financing activities	206,435	197,714	(191,739)

Net decrease in cash and cash equivalents	(2,823)	25,218	-
Cash and cash equivalents, at beginning of period	17,522	-	-
Cash and cash equivalents, at end of period	$14,699	$25,218	$-

Supplemental cash flow information:
Cash paid for interest	$3,750	$916	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Forgiveness of debt - contributed capital	$130,000	$-	$-
Transfer of note payable and advances to third party	393,000	-	-
Common stock issued for settlement of debt		50,000
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

Fair Value of Financial Instruments

As at September 30, 2010, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Stock-Based Compensation

The Company sometimes grants shares of stock for services.  These grants are accounted for based on the grant date fair values.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of September 30, 2010, the Company had no dilutive common shares equivalents outstanding.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results of operations.

2. GOING CONCERN

The Company has a working capital deficit at September 30, 2010 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. No assurance can be made that these related parties will continue to fund the Company’s operating expenses or provide additional capital.  In the event such funds are ot available, the Company would be required to seek outside financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  NOTE PAYABLE – RELATED PARTY

On July 29, 2009, the Company issued a promissory note to Cumbria Capital, L.P. (“Cumbria”) in exchange for cash proceeds of $100,000. The promissory note bears interest at 5% per annum and originally matured on July 28, 2010. The original note was extended to mature on July 28, 2011. Cumbria is a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a beneficial holder of a majority of the voting shares of the Company.  This note was sold by Cumbria to a third party in the third quarter of 2010.

4.  ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand.  During the nine months ended September 30, 2010, the Company received cash advances aggregating $156,435.  Advances of $293,000 were sold by a related party to an unaffiliated party in July 2010, with the outstanding balance of advances from related parties being $51,000 as of September 30, 2010.

5.  EQUITY

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

Our two independent directors are each paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter.  On March 31, 2010, the Company issued 500,000 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.  On June 30, 2010, the Company issued 243,902 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered. On September 30, 2010, the Company issued 333,334 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.

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

On September 30, 2010, the Company issued 166,167 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On May 19, 2010, the Company issued 2,500,000 common shares to an outside investor for $50,000 in cash.

As of September 30, 2010, the Company’s President and CEO has elected to forgive his accrued and unpaid salary in the amount of $130,000, which has been recorded as contributed capital.

6.  SUBSEQUENT EVENTS

On October 31, 2010, one of the properties that the Company manages was sold.  Consequently, our management contract with the previous owner ended.  However, we continue to manage the property on similar terms for the new owner, under a new one-year contract, with automatic annual extensions thereafter unless canceled in advance by either party.

As a result of the sale, the Company received an incentive fee of $63,500 per the terms of its management agreement.

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

Liquidity and Capital Resources

As of September 30, 2010, our working capital deficit of $451,161 was comprised of total current assets of $19,006 consisting of cash and cash equivalents of $14,699 and prepaid expenses of $4,307 and total current liabilities of $470,167 comprised of accounts payable and accrued liabilities of $26,167, advances from a third party of $293,000, advances from a related party of $51,000, and note payable to third party of $100,000.  We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related and unrelated parties.  We anticipate that we will need to obtain additional funds of approximately $250,000 to fund our operations for the next 12 months.

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

We expect to generate revenue pursuant to our business plan as a real estate services provider and expect to rely on equity and debt financings to fund our capital resources requirements.  We will be dependent on additional debt and equity financing to develop our new business.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital LP, our largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances.  During the three months ended September 30, 2010, the Company received cash advances of $51,000. Cumbria sold all of its debts through June 30, 2010 to a third party on July 1, 2010.  As of September 30, 2010, the outstanding balance of advances and loans from related and unrelated parties was $444,000.

Net cash used in operating activities was $209,258 for the nine months ended September 30, 2010, with net loss of $360,810, adjustments for depreciation and amortization of $381 along with stock-based compensation of $46,250 and  a decrease in accounts receivable of $12,664, a non-cash compensation expense of $90,000, an decrease in prepaid expenses of $14,532 and a decrease in accounts payable and accrued expenses of $77,725.

Net cash provided by financing activities for the nine months ended September 30, 2010, was $206,435.  We received cash advances of $51,000 from a related party in the third quarter.

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

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

For comparison purposes the predecessor and successor were combined for the three months ended September 30, 2009..

	Successor	Predecessor
	For Inception	For the Period	Total for the
	(July 27, 2009) to	July 1, 2009 to	Three Months Ended
	September 30, 2009	August 31, 2009	September 30, 2009

REVENUE	$10,235	$22,801	$33,036

OPERATING EXPENSES
Selling, general and administrative expense	49,276	13,450	62,726
Depreciation expense	1,493	-	1,493
Total operating expenses	50,769	13,450	64,219
Net operating profit (loss)	(40,534)	9,351	(31,183)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	370,000	-	370,000
Interest expense	(916)	-	(916)

Net income (loss)	$328,550	$9,351	$337,901

Revenues.  For the three months ended September 30, 2010, total revenues were $38,325, an increase of 16% from the comparable three months ended September 30, 2009, during which total revenues were $33,036.   This was due primarily to a change in fee structure effective September 1, 2009.

Selling General and Administrative Expenses (“SG&A”).  Our SG&A expenses for the three months ended September 30, 2010 of $111,458 were significantly higher than the $62,726 of SG&A expenses reported for the comparable three months ended September 30, 2009.  The increase in SG&A expenses is due primarily to the cost of being a public company in 2010, which led to increased costs for legal and accounting services, investor relations expense, insurance and non-cash share-based compensation.  The company also had office rent expense in 2010, while office rent was paid by an affiliate company until September 1, 2009.

Net Income (Loss).  We had a net loss for the three months ended September 30, 2010 of $74,510 compared to a $337,901 profit reported for the three months ended September 30, 2009. The prior year period was affected by a one-time gain of $370,000 from the extinguishment of debt, while the current-year period had higher SG&A expenses as mentioned above.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

For comparison purposes the predecessor and successor were combined for the nine months ended September 30, 2009.

	Successor	Predecessor
	For Inception	For the Period	Total for the
	(July 27, 2009) to	January 1, 2009 to	Nine Months Ended
	September 30, 2009	August 31, 2009	September 30, 2009

REVENUE	$10,235	$237,136	$247,371

OPERATING EXPENSES
Selling, general and administrative expense	49,276	45,397	94,673
Depreciation expense	1,493	-	1,493
Total operating expenses	50,769	45,397	96,166
Net operating profit (loss)	(40,534)	191,739	151,205

OTHER INCOME (EXPENSE)
Gain on settlement of debt	370,000	-	370,000
Interest expense	(916)	-	(916)

Net income (loss)	$328,550	$191,739	$520,289

Revenues.  For the nine months ended September 30, 2010, total revenues were $120,221, of which property management fees were $113,667 and other fees were $6,554.  This total is approximately 51% less than the comparable nine months ended September 30, 2009, during which total revenues were $247,371.  Increased property management revenues were more than offset by a decline in construction management revenues from the prior-year period, as all property rehab had essentially ended in 2009.

Selling General and Administrative Expenses (“SG&A”).  Our SG&A expenses for the nine months ended September 30, 2010 of $476,900 were significantly higher than the $94,673 in SG&A expenses reported for the comparable nine months ended September 30, 2009.  This increase in SG&A expenses is due primarily to the cost of being a public company in 2010, which led to increased legal costs for legal and accounting services, investor relations expense, insurance and non-cash share-based compensation.  The company also had office rent expense in 2010, while office rent was paid by an affiliate company until August 31, 2009.

Net Income (Loss).  We had a net loss for the nine months ended September 30, 2010 of $360,810 compared to a $520,289 profit reported for the predecessor company for the nine months ended September 30, 2009. The increase in loss arises from the higher SG&A expenses and gain in 2009 from the extinguishment of debt, as mentioned above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not Required.

Item 4T.  Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
(b)   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The report of our independent accountants on our financial statements for the period from Inception (July 27, 2009) to  December 31, 2009 included in our annual report on Form 10-K includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the operating loss we incurred for the period from inception (July 27, 2009) to December 31, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation.  Our operating results and financial condition during the nine months ended September 30, 2010 has not substantially changed since the report of our independent accountants.  From inception (July 27, 2009) to September 30, 2010, we had a cumulative net loss of $256,225.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at September 30, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal quarter ended September 30, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. If we are unable to maintain the effectiveness of our controls investors could lose confidence in our financial reports and our stock price may decline.

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

Risks Related to Our Common Stock

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 75% of our common stock as of September 30, 2010. Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our two independent directors are paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. As of September 30, 2010, the Company had accrued $8,333 cash compensation and issued 333,334 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant.

During the quarter ended September 30, 2010, the Company accrued $2,000 cash compensation and issued 166,667 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on August 4, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on August 4, 2009).
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cyrus Boga.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Cyrus Boga.

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREMONT FAIR, INC.
Date: November 19, 2010	By: /s/ Cyrus Boga Name: Cyrus Boga Title: President and Chief Executive Officer