Form 10-K
period 2010-12-31
Tremont Fair, Inc.
filed 2011-04-15
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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

(832) 519-9282
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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Tremont Fair, Inc. held by non-affiliates as of June 30, 2010 was $1,210,467.

As of April 15, 2011 there were 115,413,520 shares of common stock outstanding.

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

Management Failures.  Until the economic and credit contraction described above, a common phenomenon witnessed in recent years was the increased purchase of properties by out-of-state or financial buyers who were unfamiliar with local markets, particularly in respect of

“Class B” or “Class C” properties.  This has led to a misalignment of the financial interests of the companies managing such properties with its owners and, combined with the downturn in real estate values generally, has culminated in a growing number of apartment and partially finished and/or occupied condominium foreclosures.

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

We believe that there are a substantial number of distressed properties that are unreported and therefore the actual number may be considerably higher than in the report.  Nevertheless, we consider this data and the circumstances described above as evidence of a unique opportunity in the next two years to purchase and manage quality multifamily real estate assets considerably below replacement costs and at acquisition prices that may not be reflective of even a moderately healthy real estate market.  Together with our management, selection, operational, rehabilitative and turnaround expertise in the multifamily real estate sector, we believe the Company is well positioned to capitalize on this tremendous opportunity.

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

Employees

As of December 31, 2010, we had 27 employees.  Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the real estate services industry, and in the Houston metropolitan area in particular.  Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business.  Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.    RISK FACTORS.

  Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Office Facilities

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director, and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company.  The lease provides for the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston Texas.  The monthly lease rate is approximately $2,454,  until the lease expires on July 31, 2011. We do not own any real property.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reverse Split

On September 12, 2008, we filed a definitive Information Statement on Schedule 14C where we informed our shareholders that a majority of our shareholders had approved two resolutions by written consent in lieu of a shareholder meeting.  The shareholders approved a 1 for 20 reverse split of the Company’s common stock.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “TMTF.OB”  The range of high and low  quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended December 31, 2010
First quarter	$0.06	$0.01
Second quarter	$0.10	$0.02
Third quarter	$0.04	$0.03
Fourth quarter	$0.05	$0.02

Year ended December 31, 2009
First quarter	$0.05	$0.03
Second quarter	$0.25	$0.05
Third quarter	$0.14	$0.06
Fourth quarter	$0.16	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of March 14, 2011, there were approximately 125 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 14, 2011, there were 115,413,520 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Holladay Stock Transfer, Inc. (HST) as the transfer agent for our common stock.  The principal office of HST is located at 2939 North 67th Place, Suite C, Scottsdale, AZ  85251 and its telephone number is (480) 481-3940.

Sales of Unregistered Securities

Our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter.  Since 2009, we have issued 2,202,891 common shares to our independent directors and our former advisory board member.

Our independent directors and our former advisory board member are also paid a cash payment for each quarter of service.  For the year ended December 31, 2010 and continuing into

January 2011, we had collectively accrued $26,333 in cash for these obligations, which was subsequently converted into an aggregate of 1,253,334 shares of our restricted common stock that was issued to these persons on February 8, 2011.

On March 2, 2011, we converted certain notes issued by the Company into an aggregate of 10,000,000 shares of our common stock.

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

Liquidity and Capital Resources

As of December 31, 2010, our working capital deficit of $402,885 was comprised of total current assets of $55,457 consisting of cash and cash equivalents of $39,196, accounts receivable from a related party of $13,806 and prepaid expenses of $2,455 and total current liabilities of $444,536 comprised of accounts payable and accrued liabilities of $344,537 and a note payable to related party of $100,000. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year.  Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2010, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the financial statements.

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

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital LP, our largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances.  During the period ended December 31, 2010, the Company received net cash advances aggregating $105,435. During the period ended December 31, 2010, Cumbria transferred both the advances and the note payable to a third party. As of December 31, 2010, the outstanding balance of advances was $293,000 and the note payable was $100,000.

Net cash used in operating activities was $158,761 during the year ended December 31, 2010, with net loss of $362,356, adjustments for depreciation and amortization of $508 along with share-based compensation of $59,750, an increase in accounts payable and accrued expenses of $128,095, a decrease in accounts receivable of $12,664, and an decrease in prepaid expenses of $16,384, offset by an increase in accounts receivable from related parties of $13,806.

During 2010, net cash used in investing activities was $0.

Net cash provided by financing activities during the year ended December 31, 2010, was $180,435, of which $75,000 was from the sale of common stock to an unrelated entity and $105,435 was from related party advances.

Results of Operations

Year Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

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

	Successor	Predecessor
	For Inception (July 27, 2009) to December 31, 2009	For the Period January 1, 2009 to August 31, 2009	Total For the Twelve Months Ended December 31, 2009

REVENUE	$47,638	$181,521	$229,159

OPERATING EXPENSES
SeSelling, general and administrative expenses	310,795	125,701	436,496
Depreciation expense	93	-	93
Total operating expenses	310,888	125,701	436,589
Net operating profit (loss)	(263,250)	55,820	(207,430)

OTHER INCOME (EXPENSE)
Interest expense	(2,166)	-	(2,166)
Gain on settlement of debt	370,000	-	370,000

Net income	$104,584	$55,820	$160,404

Revenues.  Revenue for year ended December 31, 2010 was $234,038, all of which was attributed to property management and construction management fees.  For the twelve months ended December 31, 2009, total revenues were $229,159, of which property management fees were $111,639 and construction management fees were $117,520.   This increase in revenues is due to 2009 only having four months worth of revenues.

Selling General and Administrative Expenses (“SG&A”).  Total selling, general and administrative expense for the year ended December 31, 2010 of $589,636 consisted primarily of payroll related expense of $175,474,  professional and consulting fees of $257,729, share based compensation of $31,250 and rent expense of $44,084.  Our SG&A expenses for the twelve months ended December 31, 2009 was $436,496.  The $153,140 increase in SG&A expenses is due primarily to increased personnel costs, and professional fees resulting from our being a publicly traded, fully listed company since mid 2009.

Other Income (Expense).  Other income and expense for year ended December 31, 2010 consisted primarily of interest expense of $6,250 related to the promissory note.  Interest expense was $2,166 for the twelve months ended December 31, 2009 and we recorded a gain on settlement of debt.

Net Income (Loss).  Net loss for the year ended December 31, 2010 was $362,356 compared to net income of $160,404 for the twelve months ended December 31, 2009.  The $522,760 increase in loss arises from the higher SG&A expenses and the gain on settlement recorded in 2009 as mentioned above.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

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

     This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Management’s Report on Internal Controls over Financial Reporting	18

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets at December 31, 2010 and 2009	20

Consolidated Statements of Operations for the period from Inception (July 27, 2009 to December 31, 2009 and period January 1, 2009 to August 31, 2009, and for the year ended December 31, 2010	21

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2010 and the period from Inception (July 27, 2009) to December 31, 2009	22

Consolidated Statements of Cash Flows for the period from Inception (July 27, 2009 to December 31, 2009 and period January 1, 2009 to August 31, 2009, and for the year ended December 31, 2010	23

Notes to Consolidated Financial Statements	24

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tremont Fair, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Tremont Fair, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2010 and the period from inception (July 27, 2009) to December 31, 2009 and the period from January 1, 2009 to August 31, 2009.  These financial statements are the responsibility of Tremont’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tremont Fair, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tremont Fair, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Tremont Fair, Inc. suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 14, 2011

TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,196	$17,522
Accounts receivable	-	12,664
Accounts receivable – related party	13,806	-
Prepaid expenses	2,455	18,839
Total current assets	55,457	49,025

Property and equipment, net of accumulated depreciation of $508 and $93, respectively	1,980	2,488

Other assets	2,565	2,565

TOTAL ASSETS	$60,002	$54,078

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	51,537	$78,442
Advances from third party	293,000	-
Advances from related party	-	187,565
Note payable	100,000	-
Note payable – related party	-	100,000
TOTAL CURRENT LIABILITIES	444,537	366,007

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
104,360,185 and 97,402,665 shares issued and outstanding, respectively	104,361	97,402
Paid-in capital (deficit)	(231,124)	(513,915)
Retained earnings (accumulated deficit)	(257,772)	104,584
Total shareholders’ deficit	(384,535)	(311,929)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$60,002	$54,078

See notes to financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended December 31, 2010	For Inception (July 27, 2009) to December 31, 2009	For the Period January 1, 2009 to August 31, 2009

REVENUE	$234,038	$47, 638	$181,521

OPERATING EXPENSES
Selling, general and administrative expenses	589,636	310,795	125,701
Depreciation expense	508	93	-
Total operating expenses	590,144	310,888	125,701
Net operating profit (loss)	(356,106)	(263,250)	55,820

OTHER INCOME (EXPENSE)
Interest expense	(6,250)	(2,166)	-
Gain on settlement of debt	-	370,000	-

Net income (loss)	$(362,356)	$104,584	$55,820

Basic and diluted net income per share	$0.00	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	99,956,043	96,536,638	80,000,000

See notes to financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For Inception (July 27, 2009) to December 31, 2010

	Preferred Stock		Common Stock		Paid-in Capital	Retained
	Shares	Amount	Shares	Amount	Deficit	Earnings	Total

Balances, July 27, 2009	-	$-	80,000,000	$80,000	$(80,000)	$-	$-

Stock issued for:
Reverse merger	-	-	16,503,128	16,503	(508,099)	-	(491,596)
Debt conversion	-	-	500,000	500	49,500	-	50,000
Services	-	-	399,537	399	24,684	-	25,083

Net income	-	-	-	-	-	104,584	104,584

Balances, December 31, 2009	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Balances, January 1, 2010	-	$-	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Stock issued for:
Cash	-	-	5,000,000	5,000	70,000	-	75,000
Services	-	-	1,957,520	1,959	57,791	-	59,750

Contributed Capital	-	-	-	-	155,000	-	155,000

Net income (loss)	-	-	-	-	-	$(362,356)	(362,356)

Balances, December 31, 2010	-	$-	104,360,185	$104,361	$(231,124)	$(257,772)	$(384,535)

See notes to financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended December 31, 2010	For Inception (July 27, 2009) to December 31, 2009	For the Period January 1, 2009 to August 31, 2009
Cash flows from operating activities:
Net loss	$(362,356)	$104,584	$55,820
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	508	93	-
Stock based compensation	59,750	25,083	-
Gain on settlement of debt	-	(370,000)	-
Changes in operating assets and liabilities
Accounts receivable	12,664	(12,664)	-
Accounts receivable - related party	(13,806)	-	-
Prepaid expenses	16,384	(5.662)	-
Accounts payable and accrued liabilities	128,095	23,708	-
Accounts payable-related party	-	(15,400)	-
Net cash provided by (used in ) operating activities	(158,761)	(250,258)	55,820

Cash flows from investing activities:
Net cash received in reverse merger	-	361	-
Purchase of property and equipment	-	(2,581)	-
Payment of security deposit	-	(2,565)	-
Net cash used in investment activities		(4,785)	-

Cash flows from financing activities:
Proceeds from sale of common stock	75,000	-	-
Net proceeds from related party advances	105,435	187,565	-
Proceeds from issuance of debt to related parties	-	100,000	-
Repayment of debt	-	(15,000)	-
Payments (to) from Creekstone Equity Management	-	-	(55,820)
Net cash provided by (used in) financing activities	180,435	272,565	55,820

Net increase in cash and cash equivalents	21,674	17,522	-
Cash and cash equivalents, at beginning of period	17,522	-	-
Cash and cash equivalents, at end of period	39,196	17,522	-

Supplemental cash flow information:
Cash paid for interest	$3,750	$2,166	$-
Income taxes paid in cash	$-	$-	$-
Noncash financing activities:
Reverse merger	$-	$491,596	$-
Common stock issued for conversion of debt	$-	$50,000	$-
Forgiveness of debt – contributed capital	$155,000	$-	$-
Transfer of note payable and advances to third party	$393,000	$-	$-

See notes to consolidated financial statements.

TREMONT FAIR, INC.
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

As at December 31, 2010, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of December 31, 2010, the Company had no dilutive common shares equivalents outstanding.

Revenue Recognition

Revenue from management services is recognized when service is completed and collection is reasonably assured .

Subsequent Events

The Company evaluated events occurring between the end of our fiscal year, December 31, 2010 and the date when the financial statements were issued.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

3.      GOING CONCERN

The Company has a working capital deficit at December 31, 2010 and does not expect current financial resources to meet its financial requirements over the next twelve months. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Historically, the Company has received cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The Company is seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.      PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consisted of the following:
	2010	2009
Equipment	$2,488	$2,581
Less accumulated depreciation	(508)	(93)
Property and equipment, net	$1,980	$2,488

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Accounts payable	$23,703	$29,006
Accrued interest payable	2,500	2,083
Accrued compensation	26,333	47,333
Total accounts payable and accrued liabilities	$51,536	$78,442

6.      ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. As of December 31, 2010, the outstanding balance of advances from the related party was $0, due to the sale of the related party advances to a non-related party.  Advances of $293,000 were sold by a related party to an unaffiliated party in July 2010, with the outstanding balance of advances from related parties being $0 as of December 31, 2010.

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

Our two independent directors are each paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter.  On March 31, 2010, the Company issued 500,000 common shares valued at $10,000 based on the fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.  On June 30, 2010, the Company issued 243,902 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered. On September 30, 2010, the Company issued 333,334 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered. On December 31, 2010, the company issued 200,000 common shares valued at $9,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.

On March 31, 2010, the Company issued 250,000 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.  On June 30, 2010, the Company issued 121,951 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.  On September 30, 2010, the Company issued 166,167 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered. On December 31, 2010, the company issued 100,000 common shares valued at $4,500, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

On May 19, 2010, the Company issued 2,500,000 common shares to an outside investor for $50,000 in cash.

On December 20, 2010, the Company issued 2,500,000 common shares to an outside investor for $25,000 in cash.

As of December 31, 2010, the Company’s President and CEO elected to forgive his accrued and unpaid salary in the amount of $155,000, which has been recorded as contributed capital.

Our sole independent director is paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. On February 7, 2011, the cash obligation to our sole independent director for services rendered up to December 31, 2010 was converted into 253,334 shares of common stock valued at $15,200 based on fair market value using quoted market prices on the date of grant.

On February 7, 2011, the Company converted $20,000 in cash payment obligations to a former director and a member of our advisory board for services rendered, into 800,000 common shares valued at $48,000, based on fair market value using quoted market prices on the date of issuance.

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

9.      INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to the income from continuing operations for the years ended December 31, 2010 and 2009:
	2010	2009
Expected federal income tax (benefit) at 34%	$(123,201)	$35,559
Permanent differences	79	203
Realized gain on debt settlement		(125,800)
Change in valuation allowance	123,122	90,038
Provision for income taxes	$-	$-

Deferred tax assets and liabilities represent the estimated future impact of temporary differences between the financials statement and tax bases of assets and liabilities.  Components of deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

Deferred tax assets:	2010	2009
Organizational costs	$11,156	$11,978
Accrued compensation	10,653	16,093
Net operating loss carryforward	175,309	61,967
Total deferred tax assets	197,119	90,038
Valuation allowance	(197,119)	(90,038)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had a federal tax net operating loss carryforwards of about $516,000 that expires in years 2029 to 2030.  The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a valuation allowance has been recorded against such assets.

 10.      COMMITMENTS AND CONTINGENCIES

On August 12, 2009, Poseidon Partners, LLC, a Texas limited liability company controlled by Cyrus Boga, an executive officer, director and the beneficial holder of a majority of the Company’s shares, assigned its office lease to the Company.  The lease concerns the use of 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston, Texas.  The monthly lease rate is approximately $2,454 until the lease expires on July 31, 2011.  Future minimum rental payments by year and in aggregate under the lease are as follows:

Year Ending December 31,
2011	$17,178

11.       INCENTIVE FEE

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

12.       SUBSEQUENT EVENTS

On February 7, 2011, the cash obligation to our sole independent director for services rendered up to December 31, 2010 was converted into 253,334 shares of common stock valued at $15,200 based on fair market value using quoted market prices on the date of grant.

On February 7, 2011, the Company converted $20,000 in cash payment obligations to a former director and a member of our advisory board for services rendered, into 800,000 common shares valued at $48,000, based on fair market value using quoted market prices on the date of issuance.

On March 2, 2011, the Company converted $25,000 in notes payable into 10,000,000 shares of common stock.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors(1):

Name	Age	Positions With the Company	Board Position Held Since

Cyrus Boga (1)	43	President, Secretary, Treasurer, Principal Financial Officer, and Director	2008

John D. Thomas (2)	38	Director	2009

(1)  Mr Boga was appointed President, Secretary, Treasurer and Principal Financial Officer on July 30, 2009.
(2)  Mr. Thomas was appointed to the Board of Directors on July 30, 2009.

Each of our existing directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2010, neither Mr. Thomas, a current member of the Board of Directors, nor Mr. Rob Condon, a former member of the Board of Directors, filed a report on Form 4 in connection with his receipt of shares of common stock as partial payment of his fees as a director of the Company.  To our knowledge, during the fiscal year ended December 31, 2010, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and résumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2010 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Cyrus Boga	2010	$ —	$ —	$ —	$ —
President, Secretary,	2009	$ 40,000	$ —	$ —	$ 40,000
Treasurer, and
Principal Financial Officer (1)

Todd Graff	2010	$ —	$ ___	$ —	$ —
Principal Financial	2009	$ 16,385	$ 6,750	$ —	$ 16,385
Officer (2)

David Kittrell	2010	$ —	$ —	$ —	$ —
President (3)	2009	$ 20,000 (4)	$ 50,000 (4)	$ —	$ 70,000

(1) Appointed July 30, 2009.
(2) Appointed October 12, 2009. Dismissed on January 15, 2010.
(3) Resigned July 29, 2009.
(4) Represents $20,000 in cash and stock and property valued at $50,000 which Mr. Kittrell received in settlement in conjunction with his resignation from the Company.
(5) Amounts accrued pursuant to an employment agreement. No amounts were actually paid to Mr. Kittrell in 2008.

Mr. Boga is subject to an employment agreement entered into as of August 18, 2009, wherein the Company is obligated to pay Mr. Boga a salary and discretionary bonus.  During 2010 and 2009, $120,000  and $40,000, respectively, in salary and bonus was accrued to Mr. Boga. However, Mr. Boga forgave the accrued 2010 compensation, which was added to Contributed Capital.

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

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year.  We did not grant any equity awards to our Named Executive Officers or directors during 2010.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 14, 2011, there are a total of 115,413,520 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10497 Town and Country Way, Suite 214, Houston, Texas 77024.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Cumbria Capital, L.P.(2)	70,798,500	61.34%
Cyrus Boga(3)	70,798,500	61.34%
John D. Thomas(4)	1,012,323	0.88%
Tucker Financial Services, Inc.(5)	10,000,000	8.66%
All directors and officers as a group (2 persons)	71,810,823	62.22%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 115,413,520 shares of common stock outstanding as of March 14, 2011, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 70,798,500 shares of common stock held directly.

(3) Chief Executive Officer, Secretary, and Treasurer of the Company.  Includes 70,798,500 shares of common stock held directly by Cumbria Capital, L.P., a Texas limited partnership owned and controlled by Cyrus Boga.

(4) Independent Director of the Company.  Includes 1,012,323 shares of common stock held directly by Mr. Thomas.

(5) Shareholder of the Company.  Includes 10,000,000 shares of common stock held directly.

Changes in Control

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and substantial shareholder of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest (and taking into account recent dispositions by Cumbria), Mr. Boga beneficially holds 70,798,500 shares of the Company’s common stock, representing 61.34% of all common shares outstanding as of March 14, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 31, 2009, the Company entered into an agreement to acquire all of the outstanding shares of Tremont Fair Holdings, Inc., a Texas corporation (hereafter, “TF-Texas”), in exchange for eighty million (80,000,000) shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”).  Based upon the closing price of the Company’s shares on July 30, 2009, the transaction was valued at $4,800,000.  The Acquisition was approved by a majority of disinterested members of the Company’s Board of Directors.  Prior to the Acquisition, TF-Texas was wholly-owned by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership that is owned and controlled by Cyrus Boga, an executive officer, director, and a holder of a substantial beneficial interest in the voting shares of the Company.  The Acquisition gave Mr. Boga voting control of the Company.  Together with all other shares of the Company in which Mr. Boga holds a beneficial interest (and taking into account recent dispositions by Cumbria), Mr. Boga beneficially holds 72,190,500 shares of the Company’s common stock, representing 61.34% of all common shares outstanding as of March 14, 2011.

On July 29, 2009, the Company issued a promissory note (“Note”) to Cumbria in exchange for cash proceeds of $100,000.  The Note bears interest at 5% per annum and matures on July 28, 2010.  The Company has also received loans from Cumbria in the principal amount of $293,000 (collectively, “Loans”).  Issuance of the Note and receipt of the Loans was approved by a majority of disinterested members of the Company’s Board of Directors.  The Company has not adopted any policies regarding related party transactions.

Director Independence

On July 30, 2009, the Board of Directors appointed John Thomas as a member of the Company’s Board of Directors.  Mr. Thomas is considered by the Company to be “independent” inasmuch as he is not an executive officer of the Company, does not hold a beneficial interest in more than 10% of the Company’s voting securities, and is not related to any executive officer or director of the Company.  We have not established any board committees.  We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, [GBH] for the last two fiscal years:

	2010	2009
Audit Fees	$42,500	$20,550
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$42,500	$20,550

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

TREMONT FAIR, INC.

/s/ Cyrus Boga
Dated: April 15, 2011	By: Cyrus Boga, President, Secretary, Treasury, Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	President, Secretary,	April 15, 2011
Cyrus Boga	Treasurer, Chief Financial Officer and Director

/s/ John D. Thomas	Director	April 15, 2011
John D. Thomas