Form 10-Q
period 2011-03-31
Tremont Fair, Inc.
filed 2011-05-20
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 &000-51210

TREMONT FAIR, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

10497 Town & Country Way, Suite 214, Houston, TX 77024 (Address of principal executive offices) (Zip Code)

(832) 519-9282 (Registrant's telephone number, including area code)

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

Yes []    No [X]

As of May 4, 2011, there were 89,840,020outstanding shares of the registrant's common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
TREMONT FAIR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,508	$39,196
Accounts receivable-related parties	-	13,806
Prepaid expenses	1,993	2,455
Total current assets	51,501	55,457

Property and equipment, net of accumulated depreciation of $728
and $508, respectively	1,853	1,980
Other assets	2,565	2,565

TOTAL ASSETS	$55,919	$60,002

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,750	$51,537
Advances from third party	293,000	293,000
Accounts payable – related party	1,874	-
Note payable	75,000	100,000
TOTAL CURRENT LIABILITIES	393,624	444,537

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
115,638,520 and 104,360,185 shares issued and outstanding, respectively	115,639	104,361
Paid-in capital (deficit)	228,673	(231,124)
Accumulated deficit	(682,017)	(257,772)
Total shareholders’ deficit	(337,705)	(384,535)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$104,046	$60,002
See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010

REVENUE	$59,287	$44,523

OPERATING EXPENSES
Selling, general & administrative expense	107,155	203,619
Depreciation expense	127	127
Total operating expenses	107,282	203,746
Net operating loss	(47,995)	(159,223)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(375,000)	-
Interest expense	(1,250)	(1,250)
Total other income (expense)	(376,250)	(1,250)

Net loss	$(424,245)	$(160,473)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	108,234,043	97,428,128

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2010	-	$-	104,360,185	$104,361	$(231,124)	$(257,772)	$(384,535)

Common stock issued for:
Conversion of debt	-	-	11,053,334	11,053	452,147	-	463,200
Services	-	-	225,000	225	7,650	-	7,875

Net loss						(424,245)	(424,245)

Balances, March 31, 2011	-	$-	115,638,519	$115,639	$228,673	$(682,017)	$(337,705)

See notes to consolidated financial statements.

TREMONT FAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,2011	March 31,2010
Cash flows from operating activities:
Net income (loss)	$(424,245)	$(160,473)

Adjustments to reconcile net income(loss) to net
cash from operating activities:
Depreciation and amortization	127	127
Stock-based compensation	7,875	16,250
Loss on extinguishment of debt	375,000	-
Changes in operating assets and liabilities
Accounts receivable-related parties	13,806	(29)
Prepaid expenses	462	4,787
Accounts payable and accrued liabilities	35,412	49,226
Accounts payable-related party	1,874	8,278
Net cash provided by (used in ) operating activities	10,312	(81,834)

Cash flows from financing activities:
Proceeds from related party advances	-	72,089
Net cash provided by financing activities	-	72,089

Net increase (decrease) in cash and cash equivalents	10,312	(9,745)
Cash and cash equivalents, at beginning of period	39,196	17,522
Cash and cash equivalents, at end of period	$49,508	$7,777

Supplemental cash flow information:
Cash paid for interest	$1,250	$1,250
Common stock issued for conversion of debt	400,000	-
Common stock issued for payables	63,200	-

See notes to consolidated financial statements.

TREMONT FAIR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Tremont Fair, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tremont’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

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

Fair Value of Financial Instruments

As at March 31, 2011, the fair value of cash and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Revenue Recognition

Revenue from management services is recognized when service is completed.

Stock-Based Compensation

The Company sometimes grants shares of stock for services.  These grants are accounted for based on the grant date fair values.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  As of March 31, 2011, the Company had no dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results of operations.

2.   GOING CONCERN

The Company has a working capital deficit at March 31, 2011 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     EQUITY

On February 23, 2010, the Company issued 41,667 common shares valued at $1,250, based on fair market value using quoted market prices on the date of grant, to our former Chief Financial Officer for services rendered.

During 2010, our two independent directors are each paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter.  On March 31, 2010, the Company issued 500,000 common shares valued at $10,000 based on fair market value using quoted market prices on the date of grant, to our two independent directors for services rendered.

On March 31, 2010, the Company issued 250,000 common shares valued at $5,000, based on fair market value using quoted market prices on the date of grant, to an Advisory Board member for services rendered.

John D. Thomas, who was an independent director in the first quarter of 2011, was entitled to be paid $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter. On February 7, 2011, the cash obligation of $6,333to Mr. Thomas for services rendered from July 2009 up to December 31, 2010, was converted into 253,334 shares of common stock valued at $15,200 based on the fair market value using quoted market prices on the date of grant.

On February 7, 2011, the Company converted $20,000 in cash payment obligations to a former director and a member of our advisory board for services rendered, into 800,000 common shares alued at $48,000, based on the fair market value using quoted market prices on the date of issuance.

On March 2, 2011, the Company converted $25,000 in loans payable into 10,000,000 shares of common stock valued at $400,000, based on fair market value using quoted market prices on the date of issuance. The difference between the value of the debt and the fair market value of the common stock was $375,000 which was treated as a loss on extinguishment of debt.

On March 31, 2011, the Company issued225,000 shares to John D. Thomas, the President of the company, in relation to the entitlement of $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter by serving as an independent board director prior to becoming President of the Company. The 225,000 shares includes the $5,000 worth of shares as well as the $2,000 in cash for the quarter ended March 31, 2011, which were converted into common stock.

4.     SUBSEQUENT EVENTS

Effective May 1, 2011, the Company is no longer managing the Braes Hollow Apartments, as the owners determined to self-manage the property.  The decision was mutually agreed by the Company and such owners as being in the best interest of the property.  The current management agreement for the property was otherwise set to expire on August 31, 2011.

On April 15, 2011, the Company redeemed 70,798,500 shares of common stock held by Cumbria Capital, L.P. in exchange for 100,000 shares of Series A Preferred Stock of the Company (“Series A Preferred Stock”) and a convertible promissory note of the Company in the original principal amount of $700,000.  The fair value of the common shares redeemed was $7,079,850.  The Series APreferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock.  However, each share of Series APreferred Stock holds 10,000 votes per share, giving the holder thereof an aggregate of 1,000,000,000 voting rights and, therefore, voting control over the election of the Company’s board of directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.  Also on April 15, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series A Preferred Stock.

On April 19, 2011, the Company experienced a change of control, as Cumbria Capital, L.P., the holder of the Series A Preferred Stock described in the preceding paragraph, sold these shares to Sierra Vista Holdings, Inc., a Florida corporation (hereafter, “Sierra”).

On April 28, 2011, Cyrus Boga resigned from the Company’s Board of Directors (the “Board”) and as an officer of the Company.  Also on April 28, 2011, the Board appointed Mark D. Klok as its Chairman and John D. Thomas as the Company’s President and Secretary.  Mr. Klok is the owner of Sierra Vista Holdings, Inc., the controlling shareholder of the Company, and Mr. Thomas is a former independent director of the Company.

On April 28, 2011, the Company issued 45,000,000 shares of common stock valued at $675,000to various service providers of the Company, including 25,000,000 shares valued at $375,000to Sierra, which is owned and controlled by Mark D. Klok, the Chairman and controlling shareholder of the Company.

On April 28, 2011, the Company issued 5,000,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to Sierra as consideration for Mark Klok joining the Company’s Board of Directors as its Chairman.  Each share of the Series B Preferred Stock may convert into six shares of the Company’s common stockand may vote on an as-converted basis with the holders of common stock of the Company.  The fair value of the Series B Preferred Stock was $450,000 on the date of issuance.  Also on April 28, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series B Preferred Stock.

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

Our former President (who still manages the operations of TF-Texas) hassuccessfully pursued this business model in recent years as part of other organizations which served as general partner to property-oriented limited partnerships, as well as the management and construction management company to these limited partnerships.  In the 12 months previous to the Acquisition, this team facilitated the purchase, rehabilitation, and stabilization of almost 1,000 apartment units.  The efforts of our new team have been a result of a proprietary turnaround model, and has benefited from their relationships with lenders, vendors and property brokers.

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

Liquidity and Capital Resources

As of March 31, 2011, our working capital deficit of $342,123 was comprised of total current assets of $51,501 consisting of cash and cash equivalents of $49,508,and prepaid expenses of $1,993, and total current liabilities of $393,624 comprised of accounts payable and accrued liabilities of $23,750,notes payable to third parties of $75,000, advances from third parties of $293,000, and accounts payable – related party of $1,874. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related and unrelated parties.  We anticipate that we will need to obtain additional funds of approximately $250,000 to fund our operations for the next 12 months.

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

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Cumbria Capital,L.P,,formerlyour largest shareholder, has periodically advanced funds to us to meet our working capital needs.  Cumbria is under no obligation to continue these advances and will likely not do so now that it is not a shareholder of the Company and its president, Cyrus Boga, is no longer an officer or director of the Company.  Cumbria sold all of its debts through June 30, 2010 to a third party on July 1, 2010.  As of March 31, 2011, the outstanding balance of advances and loans from related and unrelated parties was $369,874.

Net cash provided by operating activities was $10,312for the three months ended March 31, 2011, with net loss of $424,245, adjustments for depreciation and amortization of $127along with stock-based compensation of $44,742, loss on extinguishment of debt of $375,000, and an increase in accounts receivable of $13,806,an increase in prepaid expenses of $462,a decrease in accounts payable and accrued expenses of $1,454, and an increase in accounts payable-related party of $1,874.

Net cash for investing and financing activities for the three months ended March 31, 2011 was $0 for both.

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

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenues.  For the three months ended March 31, 2011, total revenues were $59,287, an increase of33% from the comparable three months ended March 31, 2010, during which total revenues were $44,523.  This was due primarily to construction management fees received during the first quarter of 2011 as compared to no such fees in the first quarter of 2010.

Selling General and Administrative Expenses (“SG&A”).  Our SG&A expenses for the three months ended March 31, 2011of $107,155 were lowerthan the $203,619 of SG&A expenses reported for the comparable three months ended March 31, 2010.  The decrease in SG&A expenses is due primarily to lower personnel costs, as the Company had fewer employees in the first quarter of 2011.

Other Expense.  We recorded a loss on extinguishment of debt of $375,000 for the three months ended March 31, 2011 in connection with the conversionof debt to common stock.  No such loss was recorded during the three months ended March 31, 2010.

Net Loss.  We had a net loss for the three months ended March 31, 2011 of $424,245compared to a net loss of $160,473 for the three months ended March 31, 2010. The increase was principally due to a loss on extinguishment of debt related to converting debt into common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4.  Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to several adjustments proposed by our auditors.

(b)    There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Since we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2011, the Company issued 1,0253,334shares of common stock to current and former members of its Board of Directors and a former member of the Company’s Advisory Board in payment of fees related to services provided in connection therewith.

On March 2, 2011, the Company converted loans and interest held by an accredited investor in the amount of $25,000 into 10,000,000 shares of common stock.

On March 31, 2011, the Company issued 225,000 shares to John D. Thomas, the President of the company, in relation to the entitlement of $2,000 in cash and shares of our common stock with a value equal to $5,000 per quarter by serving as an independent board director prior to becoming President of the Company. The 225,000 shares includes the $5,000 worth of shares as well as the $2,000 in cash, which were converted into common stock.

On April 15, 2011, the Company issued 100,000 shares of Series A Preferred Stock and a convertible promissory note in the original principal amount of $700,000 as consideration for the redemption of 70,798,500 shares of common stock held by an accredited investor.

On April 28, 2011, the Company issued 45,000,000 shares of common stock to various service providers of the Company, all of whom were accredited investors, including 25,000,000 shares to Sierra Vista Holdings, Inc. (“Sierra”), which is owned and controlled by Mark D. Klok, the Chairman and controlling shareholder of the Company.

On April 28, 2011, the Company issued 5,000,000 shares of Series B Preferred Stock to Sierra.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  No underwriting discounts or commissions were given or paid in connection with these issuances.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, as applicable, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on August 4, 2009).
3.2*	Certificate of Designation in Respect of Series “A” Preferred Stock.
3.3*	Certificate of Designation in Respect of Series “B” Preferred Stock.
3.4	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on August 4, 2009).
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John D. Thomas.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John D. Thomas.

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREMONT FAIR, INC.

Date: May 20, 2011	By:	/s/ John D. Thomas
John D. Thomas
President