Form 10-Q
period 2011-06-30
Vican Resources, Inc.
filed 2011-08-22
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 &000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

6600 Decarie Blvd., Suite 220, Montreal, Quebec (Address of principal executive offices) (Zip Code)

(514) 737-7277 (Registrant's telephone number, including area code)

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

Yes [] No [X]

As of August 19, 2011, there were 114,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share. The registrant has submitted an application to the Financial Industry Regulatory Authority in connection with a reverse split of its outstanding shares on a 1-for-100 basis and described in the Registrant’s Information Statement on Schedule 14C filed on August 11, 2011, but such action has not yet been declared effective.

PART I – FINANCIAL INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2011.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$1,641	$39,196
Accounts receivable, net	1,489,709	—
Accounts receivable - related parties	—	13,806
Inventory	294,065	—
Loans receivable	8,898	—
Prepaid expenses	2,455	2,455

Total Current Assets	1,796,768	55,457

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $62,699 and $508, respectively	32,122	1,980

OTHER ASSETS	2,566	2,565

TOTAL ASSETS	$1,831,456	$60,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,251,632	$51,537
Advances from third party	213,000	293,000
Notes payable - related parties	805,561	—
Note payable	3,034,256	100,000

Total Current Liabilities	6,304,449	444,537

TOTAL LIABILITIES	6,304,449	444,537

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 100,000 and -0- shares issued
and outstanding, respectively	100	—
Series B Preferred Stock, 10,000,000 shares designated,
10,000,000 and -0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 400,000,000 shares
authorized, 114,840,019 and 104,360,185 shares issued,
respectively	185,639	104,361
Treasury stock	(7,079,850)	—
Additional paid-in capital (deficit)	8,373,752	(231,124)
Accumulated deficit	(5,962,634)	(257,772)

Total Stockholders' Deficit	(4,472,993)	(384,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,831,456	$60,002

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES	$6,204,936	$37,373	$6,264,223	$81,896

OPERATING EXPENSES

Cost of sales	5,922,779	—	5,922,779	—
Selling, general and administrative expense	1,039,157	161,823	1,146,312	365,442
Depreciation expense	63	127	190	254

Total Operating Expenses	6,961,999	161,950	7,069,281	365,696

LOSS FROM OPERATIONS	(757,063)	(124,577)	(805,058)	(283,800)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	—	—	(375,000)	—
Write off of goodwill	(4,525,800)	—	(4,525,800)	—
Interest expense	(23,624)	(1,250)	(24,874)	(2,500)

Total Other Income (Expenses)	(4,549,424)	(1,250)	(4,925,674)	(2,500)

LOSS BEFORE INCOME TAXES	(5,306,487)	(125,827)	(5,730,732)	(286,300)

INCOME TAX EXPENSE	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(5,306,487)	(125,827)	(5,730,732)	(286,300)

DISCONTINUED OPERATIONS
Loss from subsidiary discontinued
due to spin off	25,870	—	25,870	—

NET LOSS	$(5,280,617)	$(125,827)	$(5,704,862)	$(286,300)

BASIC AND FULLY DILUTED:
Net loss per common share	$(5.43)	$(0.00)	$(5.66)	$(0.00)

Weighted average shares outstanding	97,279,332	99,379,671	100,765,392	98,409,291

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,704,862)	$(286,300)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	190	254
Stock-based compensation	625,814	31,250
Write off of goodwill	4,525,800	—
Loss on extinguishment of debt	375,000	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	—	12,664
Prepaid expenses	—	7,723
Accounts payable and accrued liabilities	140,503	44,198

Net Cash Used by Operating Activities	(37,555)	(190,211)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	50,000
Net proceeds from related party advances	—	135,434

Net Cash Provided by Financing Activities	—	185,434

NET INCREASE IN CASH AND CASH EQUIVALENTS	(37,555)	(4,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,196	17,522

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,641	$12,745

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$2,500
Income taxes	$—	$—
Non-cash investing and financing activities:
Forgiveness of debt - contributed capital	$—	$100,000
Stock issued for services	$625,814	$—
Stock issued for conversion of debt	$463,200	$—

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at June 30, 2011 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    EQUITY TRANSACTIONS

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

On April 15, 2011, the Company acquired 70,798,500 shares of common stock held by Cumbria Capital, L.P. in exchange for 100,000 shares of Series A Preferred Stock of the Company (“Series A Preferred Stock”) and a convertible promissory note of the Company in the original principal amount of $700,000. The fair value of the common shares redeemed was

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

$7,079,850. The Series A Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock. However, each share of Series A Preferred Stock holds 10,000 votes per share, giving the holder thereof an aggregate of 1,000,000,000 voting rights and, therefore, voting control over the election of the Company’s board of directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company. Also on April 15, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series A Preferred Stock.

On April 28, 2011, the Company issued 45,000,000 shares of common stock valued at $675,000 to various service providers of the Company, including 25,000,000 shares valued at $375,000 to Sierra, which is owned and controlled by Mark D. Klok, the Chairman and controlling shareholder of the Company.

On April 28, 2011, the Company issued 5,000,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to Sierra as consideration for Mark Klok joining the Company’s Board of Directors as its Chairman. Each share of the Series B Preferred Stock may be converted into six shares of the Company’s common stock and may vote on an as-converted basis with the holders of common stock of the Company. The fair value of the Series B Preferred Stock was $450,000 on the date of issuance. Also on April 28, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series B Preferred Stock.

On May 26, 2011, the Company entered into an agreement to acquire all of the outstanding shares of Vican Trading, Inc., a Delaware corporation (hereafter, “Vican-Delaware”), in exchange for 25,000,000 shares of restricted common stock of the Company and 5,000,000 shares of Series B Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). Vican-Delaware is a purchaser and seller of metals, ores, and other commodities throughout North America. Prior to the Acquisition, Vican-Delaware was wholly-owned by 6961916 Canada Inc., a corporation organized pursuant to the Canada Business Corporations Act that is beneficially owned and controlled by Lorne Kalisky, who was thereafter appointed as an executive officer and director of the Company.

4.      OTHER EVENTS

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

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

D. Klok as its Chairman and John D. Thomas as the Company’s President and Secretary. Mr. Klok is the owner of Sierra Vista Holdings, Inc., the controlling shareholder of the Company, and Mr. Thomas is a former independent director of the Company.

On May 26, 2011, Sierra sold 50,000 of its 100,000 shares of Series A Preferred Stock to 6961916 Canada Inc., a corporation beneficially owned and controlled by Lorne Kalisky, an executive officer and director of the Company.

On May 31, 2011, John D. Thomas resigned as an officer and director of the Company.

On May 31, 2011, the Board of Directors appointed Lorne Kalisky as the Company’s Chief Executive Officer, President, and a member of the Board, Chene Gardner as the Company’s Chief Financial Officer and Treasurer, and Corey Safran as the Company’s Executive Vice President and Secretary.

On May 31, 2011, the Company sold all of its shares in Tremont Fair Holdings, Inc., a Texas corporation, in exchange for forgiveness of $155,000 owed to Cyrus Boga, the Company’s former Chief Executive Officer and a principal beneficial shareholder of the Company. Tremont Fair Holdings, Inc. is a real estate investment services and management company focusing on distressed multifamily properties in the greater Houston area.

On May 31, 2011, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Tremont Fair, Inc.” to “Vican Resources, Inc.” and to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000 shares.

On May 31, 2011, the Company amended and restated its Bylaws, providing for a change in the Company’s name from “Tremont Fair, Inc.” to “Vican Resources, Inc.” and other non-material changes.

5.      SUBSEQUENT EVENTS

On August 3, 2011, the Company approved a reverse split of the Company’s Common Stock on a 100 for 1 basis, for all shareholders of record on August 3, 2011 (the “Record Date”), meaning, that each 100 shares of Common Stock on the Record Date will be consolidated into 1 share of Common Stock following the reverse split. Fractional shares will be rounded up to the nearest whole share. The Company has submitted an application to the Financial Industry Regulatory Authority in connection with the reverse split but such action has not yet been declared effective.

The Company has evaluated subsequent events of the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

Plan of Operation

Prior to July 31, 2009, we were a development stage company named “Cancer Detection Corporation” which sought to provide research and development to potential cancer and related pathogen vaccines. This business was discontinued in July 2009, when the Company reorganized under the name of “Tremont Fair, Inc.” and operated as a real estate services company. In May 2011, the Company was further reorganized when we acquired all of the outstanding shares of Vican Trading, Inc., a Delaware corporation (hereafter, “Vican-Delaware”). Vican-Delaware is a purchaser and seller of metals, ores, and other commodities throughout North America. In connection with the acquisition of Vican Delaware, we changed our name from “Tremont Fair, Inc.” to “Vican Resources, Inc.” and appointed Lorne Kalisky, Chene Gardner, and Corey Safran as our Chief Executive Officer, Chief Financial Officer, and Secretary, respectively. We expect that the business of Vican Delaware will predominate within the consolidated group in the future.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s primary source of liquidity consisted of $1,641 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2011 of $4,472,993 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

Revenues. For the three months ended June 30, 2011, net revenues were $6,204,936 compared to $37,373 for the three months ended June 30, 2010. For the six months ended June 30, 2011, net revenues were $6,264,223 compared to $81,896 for the six months ended June 30, 2010. The increase is due to the acquisition Vican Trading, Inc. during the second quarter of 2011. The Company expects that revenues will continue to remain at these levels in the future.

Cost of Sales. Cost of sales for the three and six months ended June 30, 2011 were $5,922,779 compared to $-0- for the three and six months ended June 30, 2010. Cost of sales correlates with the volume of revenues for the periods.

Selling General and Administrative Expenses (“SG&A”). Our SG&A expenses for the three months ended June 30, 2011was $1,039,157 compared to $161,823 for the three months ended June 30, 2010. For the six months ended June 30, 2011, SG&A expenses were $1,146,312 compared to $365,442 for the six months ended June 30, 2010. The increase in SG&A expenses is due primarily to the acquisition of Vican Trading, Inc.

Other Expense. The Company had net other expenses of $4,925,674 for the six months ended June 30, 2011. We recorded a loss on extinguishment of debt of $375,000 for the six months ended June 30, 2011 in connection with the conversion of debt to common stock. The Company also wrote off $4,525,800 in goodwill related to the acquisition of Vican Trading, Inc. Also included in other expenses is $24,874 in interest expense.

Net Loss. We had a net loss for the six months ended June 30, 2011 of $5,704,862 compared to a net loss of $286,300 for the six months ended June 30, 2010. The increase was principally due to the items listed above in Other Expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4.  Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to several adjustments proposed by our auditors.

(b)   There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2011, the Company issued 1,053,334 shares of common stock to current and former members of its Board of Directors and a former member of the Company’s Advisory Board in payment of fees related to services provided in connection therewith.

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

On April 15, 2011, the Company issued 100,000 shares of Series A Preferred Stock and a convertible promissory note in the original principal amount of $700,000 as consideration for the acquisition of 70,798,500 shares of common stock held by an accredited investor.

On April 28, 2011, the Company issued 45,000,000 shares of common stock to various service providers of the Company, all of whom were accredited investors, including 25,000,000 shares to Sierra Vista Holdings, Inc. (“Sierra”), which is owned and controlled by Mark D. Klok, the Chairman and controlling shareholder of the Company.

On May 26, 2011, the Company issued 25,000,000 shares of restricted common stock and 5,000,000 shares of Series B Preferred Stock of the Company to 6961916 Canada Inc. in connection with the acquisition of Vican-Delaware described herein.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on June 1, 2011).
3.2	Certificate of Designation in Respect of Series “A” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.3	Certificate of Designation in Respect of Series “B” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.4	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on June 1, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: August 22, 2011	By: /s/ Lorne Kalisky Name: Lorne Kalishy Title: President
15