Form 10-Q/A
period 2011-06-30
Vican Resources, Inc.
filed 2011-09-14
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2011.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,641	$39,196
Accounts receivable, net	1,489,709	—
Accounts receivable - related parties	—	13,806
Inventory	294,065	—
Loans receivable	8,898	—
Prepaid expenses	2,455	2,455
Total Current Assets	1,796,768	55,457
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $62,699 and $508, respectively	32,122	1,980
OTHER ASSETS	2,566	2,565
TOTAL ASSETS	$1,831,456	$60,002
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,251,632	$51,537
Advances from third party	213,000	293,000
Notes payable - related parties	805,561	—
Note payable	3,034,256	100,000
Total Current Liabilities	6,304,449	444,537
TOTAL LIABILITIES	6,304,449	444,537
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 100,000 and -0- shares issued and outstanding, respectively	100	—
Series B Preferred Stock, 10,000,000 shares designated,10,000,000 and -0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 114,840,019 and 104,360,185 shares issued, respectively	185,639	104,361
Treasury stock	(7,079,850)	—
Additional paid-in capital (deficit)	8,373,752	(231,124)
Accumulated deficit	(5,962,634)	(257,772)
Total Stockholders' Deficit	(4,472,993)	(384,535)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,831,456	$60,002
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on June 1, 2011).
3.2	Certificate of Designation in Respect of Series “A” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.3	Certificate of Designation in Respect of Series “B” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.4	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on June 1, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: September 14, 2011	By: /s/ Lorne Kalisky Name: Lorne Kalishy Title: President
15