Form 10-Q
period 2011-09-30
Vican Resources, Inc.
filed 2011-11-21
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [] No [X]

As of October 31, 2011, there were 114,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share. The registrant has submitted an application to the Financial Industry Regulatory Authority in connection with a reverse split of its outstanding shares on a 1-for-100 basis and described in the Registrant’s Information Statement on Schedule 14C filed on August 11, 2011, but such action has not yet been declared effective.

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2011.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$70,437	$39,196
Accounts receivable, net	421,279	—
Accounts receivable - related parties	—	13,806
Inventory	316,243	—
Loans receivable	24,172	—
Prepaid expenses	65,032	2,455

Total Current Assets	897,163	55,457

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $62,699 and $508, respectively	31,248	1,980

OTHER ASSETS	2,566	2,565

TOTAL ASSETS	$930,977	$60,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,925,702	$51,537
Advances from third party	213,000	293,000
Notes payable - related parties	788,014	—
Note payable	1,826,485	100,000

Total Current Liabilities	4,753,201	444,537

TOTAL LIABILITIES	4,753,201	444,537

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100,000 and -0- shares
issued and outstanding, respectively	100	—
Series B Preferred Stock, $0.001 par value; 10,000,000 shares authorized,
10,000,000 and -0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 400,000,000 shares
authorized, 114,840,019 and 104,360,185 shares issued,
respectively	114,841	104,361
Additional paid-in capital (deficit)	1,364,700	(231,124)
Accumulated deficit	(5,311,865)	(257,772)

Total Stockholders' Deficit	(3,822,224)	(384,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$930,977	$60,002

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUES	$11,049,129	$38,325	$16,852,874	$120,221

OPERATING EXPENSES

Cost of sales	10,735,826	—	16,211,895	—
Selling, general and administrative expense	352,335	111,458	1,502,541	476,900
Depreciation expense	63	127	190	381

Total Operating Expenses	11,088,224	111,585	17,714,626	477,281

LOSS FROM OPERATIONS	(39,095)	(73,260)	(861,752)	(357,060)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	—	—	(375,000)	—
Write off of goodwill	—	—	(3,837,934)	—
Interest expense	(3,147)	(1,250)	(5,277)	(3,750)

Total Other Income (Expenses)	(3,147)	(1,250)	(4,218,211)	(3,750)

LOSS BEFORE INCOME TAXES	(42,242)	(74,510)	(5,079,963)	(360,810)

INCOME TAX EXPENSE	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(42,242)	(74,510)	(5,079,963)	(360,810)

DISCONTINUED OPERATIONS
Loss from subsidiary discontinued
due to spin off	—	—	25,870	—

NET LOSS	$(42,242)	$(74,510)	$(5,054,093)	$(360,810)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.05)	$(0.00)

Weighted average shares outstanding	97,279,332	101,060,185	100,765,392	99,292,922

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,054,093)	$(360,810)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	190	381
Stock-based compensation	625,814	46,250
Write off of goodwill	3,837,934	—
Loss on extinguishment of debt	375,000	—
Changes in operating assets and liabilities:
Accounts receivable	(146,408)
Accounts receivable - related parties	—	12,664
Prepaid expenses	—	14,532
Accounts payable and accrued liabilities	392,804	77,725

Net Cash Provided (Used) by Operating Activities	31,241	(209,258)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	50,000
Net proceeds from related party advances	—	156,435

Net Cash Provided by Financing Activities	—	206,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,241	(2,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,196	17,522

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,437	$14,699

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$3,750
Income taxes	$—	$—
Non-cash investing and financing activities:
Forgiveness of debt - contributed capital	$—	$130,000
Transfer of note payable and advances to third party	$—	$393,000
Stock issued for services	$625,814	$—
Stock issued for conversion of debt	$463,200	$—

The accompanying notes are an integral part of these financial statements

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

2. GOING CONCERN

The Company has a working capital deficit at September 30, 2011 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 15, 2011, the Company redeemed and canceled 70,798,500 shares of common stock held by Cumbria Capital, L.P. in exchange for 100,000 shares of Series A Preferred Stock of the Company (“Series A Preferred Stock”) and a convertible promissory note of the Company in the original principal amount of $700,000. The Series A Preferred Stock carries no dividend,

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

distribution, liquidation, or rights of conversion into common stock. However, each share of Series A Preferred Stock holds 10,000 votes per share, giving the holder thereof an aggregate of 1,000,000,000 voting rights and, therefore, voting control over the election of the Company’s board of directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company. Also on April 15, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series A Preferred Stock.

On April 28, 2011, the Company issued 45,000,000 shares of common stock valued at $675,000 to various service providers of the Company.

On April 28, 2011, the Company issued 5,000,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to a corporation controlled by a former executive officer and member of the Company's Board of Directors Each share of the Series B Preferred Stock may be converted into six shares of the Company’s common stock and may vote on an as-converted basis with the holders of common stock of the Company. The fair value of the Series B Preferred Stock was $450,000 on the date of issuance. Also on April 28, 2011, the Company filed a Certificate of Designation to its Articles of Incorporation with the State of Nevada specifying the terms of the Series B Preferred Stock.

On May 26, 2011, the Company entered into an agreement to acquire all of the outstanding shares of Vican Trading, Inc., a Delaware corporation (hereafter, “Vican-Delaware”), in exchange for 25,000,000 shares of restricted common stock of the Company and 5,000,000 shares of Series B Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). Vican-Delaware is a purchaser and seller of metals, ores, and other commodities throughout North America. Prior to the Acquisition, Vican-Delaware was wholly-owned by 6961916 Canada Inc. (hereafter¸ "696"), a corporation organized pursuant to the Canada Business Corporations Act that is beneficially owned and controlled by Lorne Kalisky, who was thereafter appointed as an executive officer and director of the Company.

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

September 30, 2011

(Unaudited)

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

On July 19, 2011, the Company engaged Morrill & Associates, LLC, independent registered accountants, as our independent accountant following the dismissal of GBH CPAs, P.C.

5. SUBSEQUENT EVENTS

On August 3, 2011, the Company approved a reverse split of the Company’s Common Stock on a 100 for 1 basis, for all shareholders of record on August 3, 2011 (the “Record Date”), meaning, that each 100 shares of Common Stock on the Record Date will be consolidated into 1 share of Common Stock following the reverse split. Fractional shares will be rounded up to the nearest whole share. The Company has submitted an application to the Financial Industry Regulatory Authority in connection with the reverse split but such action has not been declared effective.

On October 2, 2011, Mark Klok resigned from the Board of Directors of Vican Resources, Inc.

On October 12, 2011, the Board approved the issuance of 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Articles of Incorporation.

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

(Unaudited)

On October 12, 2011, the Board of Directors appointed Corey Safran to fill the vacancy left by the resignation of Mark Klok.

On October 12, 2011, the “Company” entered into an agreement with 696, a corporation owned and controlled by Lorne Kalisky, our Chief Executive Officer and controlling shareholder, granting 696 the right and option (the “Option”) to purchase all of the shares of Vican Trading, Inc. held by the Company. The Option granted to 696 becomes exercisable in the event that the Company does not raise at least $250,000 in a private placement of its debt or equity securities within 60 days. The exercise price to be paid by 696 in the event of an exercise of the Option is the redemption and cancellation of all of the shares of common, Series B, and Series C Preferred Stock held by 696.

On October 12, 2011, the Company entered into an agreement with 696, the Company’s controlling shareholder and a holding company of Lorne Kalisky, the Company’s Chief Executive Officer, to convert the Series B Preferred Stock held by 696 into such holdings into an aggregate of 300,000 shares of common stock of the Company upon the approval of the Financial Industry Regulatory Authority of a 100-1 reverse split of the Company’s outstanding shares that was requested in August, 2011.

On October 13, 2011, the Company canceled 5,000,000 shares of Series B Preferred Stock originally issued to a corporation controlled by a former executive officer and member of the Board of Directors as described above.

On October 13, 2011, the Board of Directors approved the cancellation of 5,000,000 shares of Series "B" preferred stock originally issued to Sierra Vista Holdings, Inc., a corporation controlled by a former executive officer and member of the Company's Board of Directors

The Company has evaluated subsequent events of the period of September 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company’s primary source of liquidity consisted of $70,437 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2011 of $3,822,224 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three months ended September 30, 2011, net revenues were $11,049,129 compared to $38,325 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net revenues were $16,852,874 compared to $120,221 for the nine months ended September 30, 2010. The increase is due to the acquisition Vican Trading, Inc. during the second quarter of 2011. The Company expects that revenues will continue to remain at these levels in the future.

Cost of Sales. Cost of sales for the three and nine months ended September 30, 2011 were $10,735,826 and $16,211,895, respectively, compared to $-0- for the three and nine months ended September 30, 2010. Cost of sales correlates with the volume of revenues for the periods.

Selling General and Administrative Expenses (“SG&A”). Our SG&A expenses for the three months ended September 30, 2011was $352,335 compared to $111,458 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, SG&A expenses were $1,502,541 compared to $476,900 for the nine months ended September 30, 2010.

Other Expense. The Company had net other expenses of $4,218,211 for the nine months ended September 30, 2011. The largest item in this category was the write off of goodwill associated with the acquisition of Vican Trading Inc. which amounted to $3,837,934.

Net Loss. We had a net loss for the nine months ended September 30, 2011 of $5,054,093 compared to a net loss of $360,810 for the nine months ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4.  Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to several adjustments proposed by our auditors.

(b)   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 28, 2011, the Company issued 45,000,000 shares of common stock to various service providers of the Company, all of whom were accredited investors.

On May 26, 2011, the Company issued 25,000,000 shares of restricted common stock and 5,000,000 shares of Series B Preferred Stock of the Company to 6961916 Canada Inc. in connection with the acquisition of Vican-Delaware described herein.

On October 12, 2011, the Company issued an aggregate of 8,000,000 shares of Series C Preferred Stock to 6 persons in privately negotiated transactions. Two of the recipients of the Series C Preferred Stock were Corey Safran, a director and the Secretary of the Company, and 696, the Company’s controlling shareholder and a holding company of Lorne Kalisky, the Company’s Chief Executive Officer. The Series C Preferred Stock converts into common stock of the Company on a one-for-one basis upon the approval by FINRA of a 100-1 reverse split of the Company’s outstanding shares that were requested in August, 2011.

On October 12, 2011, the Company entered into an agreement with two holders of its Series B Preferred Stock, one of whom is 696, the Company’s controlling shareholder and a holding company of Lorne Kalisky, the Company’s Chief Executive Officer, to convert such holdings into an aggregate of 300,000 shares of common stock of the Company upon the approval of the Financial Industry Regulatory Authority (“FINRA”) of a 100-1 reverse split of the Company’s outstanding shares that was requested in August, 2011.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on June 1, 2011).
3.2	Certificate of Designation in Respect of Series “A” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.3	Certificate of Designation in Respect of Series “B” Preferred Stock (incorporated by reference from our quarterly report on form 10-Q filed on May 20, 2011).
3.4	Certificate of Designation for Series "C" Preferred Stock (incorporated by reference from our report on form 8-K filed on October 12, 2011).
3.5	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on June 1, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lorne Kalisky.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: November 21, 2011	By: /s/ Lorne Kalisky Name: Lorne Kalishy Title: President
15