Form 10-K
period 2011-12-31
Vican Resources, Inc.
filed 2012-04-16
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107179 and 000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12036 Naughton St. Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

(713) 785-4411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2011 was $1,795,201.

As of April 13, 2012 there were 89,840,019 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7B. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

Company History

Vican Resources, Inc. (hereafter, “we”, “our”, “us”, or the “Company”) was incorporated in the State of Nevada on September 5, 2002. From July 2009 until May 2011, we operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas.

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

Operations

Until May 2011, we operated as a real estate investment services and management company focusing on distressed multifamily properties in select U.S. markets. We managed limited partnerships that invest in residential multifamily real property in the southern United States and we received management fees and carried interests from the operations, sale or refinancing of these properties. We also managed the tenancy, redevelopment, and repairs of these properties through the Company or an affiliate from which we also received fees and other compensation. Our future business is based on the exploration, development, drilling, and production of various oil and gas properties. We expect to align with industry partners in respect of the drilling and operation of these wells. Our long-term focus is to grow and develop existing oil and gas leasehold interests and acquire new interests within and without the continental United States. In addition, we intend to acquire interests in older wells that, with the application of newer technologies, may increase production and reserves.

Market

Generally. The oil and gas industry is highly susceptible to extreme fluctuations in energy-related commodity prices, which in turn has a corresponding effect on the level of drilling and exploration activity and the costs associated therewith. Such volatility is also represented in the trends, however disparate, of supplies, demand, and price movements of crude oil and natural gas. Oil and gas industry revenues have grown in excess of 7% per annum, on average, since 2007 and are expected to increase moderately in 2012.

Crude Oil. In general, 2011 was a strong year for oil companies, with increasing crude prices and concomitantly higher revenues. Price appreciation was driven by geopolitical turmoil, supply shocks such as the Deepwater Horizon spill in the Gulf of Mexico, and reduced output from natural production declines in existing oil fields. While U.S. domestic oil consumption has decreased, international demand has remained relatively strong and, combined with rising tensions in the Middle East affecting perceptions of regional supply disruptions, prices are not expected to materially decrease for the remainder of 2012.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. Technological advancements have enabled progressively fewer producers to employ horizontal drilling and hydraulic fracturing methods at significantly lower costs than previous techniques, and yet production yields per well have increased dramatically. In addition, these increased yields have resulted in greater quantities of higher value natural gas byproducts, particularly in respect to liquid hydrocarbons extracted from shale formations (ethane, propane, and butane, among others). Consequently, assessments of the economic feasibility of gas wells have increasingly relied on the presence of these byproducts to achieve desired returns on drilling and exploration costs. Even in these wells, however, natural gas remains the dominant element and an overabundance of supplies has resulted in a 10-year low in the spot price of natural gas as of the end of March 2012, and the outlook for the remainder of the year does not suggest that any significant price appreciation is imminent. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

Regulation

Federal and state regulations control various aspects of drilling and operating oil and gas wells, including care of the environment, the safety of workers and the public, and the relations with the owners and occupiers of surface lands within or near the leasehold acreage. The effect of these regulations is, invariably, to increase the cost of operations. The costs of compliance with state regulations include a permit for drilling a well before beginning a project. Other compliance matters have to do with keeping the property free of oil spills and the plugging of non-productive wells.

Oil and gas exploration, drilling, and production activities are also subject to private property rights. Owners of real property also own the rights to the minerals underneath the surface, unless such mineral rights have been sold or transferred by a previous landowner. Oil and gas rights held by the United States government are managed by the Bureau of Land Management in conjunction with the U.S. Forest Service pursuant to a variety of federal statutes.

Environmental impacts of oil and gas production include produced water and drilling waste. Wastes that cannot be reused or recycled must be stored or disposed of in some manner, increasing the land area affected by oil and gas extraction and raising concerns over potential leaking of drilling fluids and other wastes from storage sites. Some petroleum industry operations have been responsible for water pollution through by-products of refining and oil spills. The combustion of fossil fuels produces greenhouse gases and other air pollutants as byproducts. Pollutants include nitrogen oxides, sulphur dioxide, volatile organic compounds and heavy metals.

Employees

As of December 31, 2011, we had 2 employees, although we intend to hire additional personnel to pursue our new business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.  RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Office Facilities

During the first five months of 2011, we occupied 2,372 square feet of office space located at 10497 Town & Country Way, Suite 214, Houston Texas. Following the change of our business in 2011 and again in March 2012, our offices were ultimately relocated to Houston, Texas on a month-to-month basis. During 2011, we incurred $16,726 in rental expense related to our corporate offices. The monthly lease rate for our current offices is $500 per month.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “VCAN.OB” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended December 31, 2011
First quarter	$0.06	$0.01
Second quarter	$0.10	$0.01
Third quarter	$0.06	$0.02
Fourth quarter	$0.03	$0.01

Year ended December 31, 2010
First quarter	$0.06	$0.01
Second quarter	$0.10	$0.02
Third quarter	$0.04	$0.03
Fourth quarter	$0.05	$0.02

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of March 15, 2012, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 13, 2012, there were 114,840,019 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Standard Registrar & Transfer Company, Inc. (SRTC) as the transfer agent for our common stock. The principal office of SRTC is located at 12528 South 1840 East, Draper, UT 84020 and its telephone number is (801) 571-2551.

Sales of Unregistered Securities

Certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter. During 2011, we issued 1,578,334 common shares to our independent directors and our former advisory board member.

On March 2, 2011, we converted certain notes issued by the Company into an aggregate of 10,000,000 shares of our common stock.

On April 15, 2011, we redeemed 70,798,500 shares of common stock (the “Redeemed Shares”) held by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership owned and controlled by Cyrus Boga, the Company’s then-Chief Executive Officer, in exchange for a convertible promissory note in the original principal amount of $700,000 which has since been converted as described below (hereafter, the “April Note”) and

100,000 shares of Series “A” shares of Preferred Stock that is not entitled to dividends or distributions or convertible into common stock, but contains an aggregate of 1,000,000,000 voting rights and is entitled to vote together with holders of our common stock on all matters upon which common stockholders may vote.

On April 28, 2011, we issued an aggregate of 45,225,000 shares of common stock to various consultants and service providers of the Company.

On May 26, 2011, we issued 25,000,000 shares of common stock in connection with the acquisition of Vican Trading, Inc. These shares were subsequently canceled as part of the unwinding of the acquisition on December 20, 2011.

On October 12, 2011, we issued an aggregate of 1,225,000 shares of Series C Preferred Stock to various officers, directors, and service providers of the Company. Each share of Series C Preferred Stock is convertible into one share of common stock.

On December 20, 2011, we issued an aggregate of 8,750,000 shares of Series B Preferred Stock in connection with the acquisition of certain assets of Med Ex Direct, Inc. These shares were subsequently canceled in connection with the termination of the purchase of the assets on March 21, 2012 as described elsewhere in this report. Also on December 20, 2011, the April Note was converted into an aggregate of 600,000 shares of Series B Preferred Stock, each of which is convertible into one share of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

Vican Resources, Inc. (hereafter, “we”, “our”, “us”, or the “Company”) was incorporated in the State of Nevada on September 5, 2002. From July 2009 until May 2011, we operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas.

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

Other Matters

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

Liquidity and Capital Resources

As of December 31, 2011, our working capital deficit of $927,865 was comprised of total current assets of $-0- and total current liabilities of $927,865 comprised of accounts payable and accrued liabilities of $304,015 and notes payable of $623,850. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2011, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

We expect to generate revenue pursuant to our new business plan as an oil and gas exploration, development, and production company and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

Net cash used in operating activities was $39,196 during the year ended December 31, 2011, with net loss of $2,210,164, a loss on settlement of debt of $403,000, share-based compensation of $707,375, amortization of debt discount of $701,438, an increase in accounts payable and accrued expenses of $340,329, a decrease in prepaid expenses of $2,455, a decrease in other assets of $2,565, and a decrease in accounts receivable from related parties of $13,806.

During 2011, net cash flows from both investing activities and financing activities were $-0-.

Results of Operations

Years Ended December 31, 2011 and 2010

From July 2009 until May 2011, we operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas.

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March

21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

Revenues. Revenue for year ended December 31, 2011 was $-0-. For the year ended December 31, 2010, total revenues were $234,038 all of which was attributed to property management and construction management fees. The decrease in revenues is due to the sale of the real estate services division during 2011.

Selling General and Administrative Expenses (“SG&A”). Total selling, general and administrative expense for the year ended December 31, 2011 of $1,042,739 consisted primarily of professional fees of $473,382, consulting fees of $541,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2010 was $589,636. The increase in SG&A expenses is due primarily to the consulting expenses which were all stock based compensation.

Other Income (Expense). Other income and expense for years ended December 31, 2011 and 2010 were $1,167,235 and $6,250, respectively. In 2011 the Company incurred a loss on the settlement of debt in the amount of $403,000. Also included in this category is interest expense which includes amortization of debt discount of $701,438. Other interest expense in 2011 and 2010 amounted to $62,797, and $6,250, respectively, related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2011 was $2,210,164 compared to net loss of $362,356 for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on its assessment, management concluded that we maintained ineffective internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vican Resources, Inc.(formerly Tremont Fair, Inc.)

Houston, TX

We have audited the accompanying balance sheet of Vican Resources, Inc.as of December 31, 2011and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2011and the results of its operations and cash flows for the year ended December 31, 2011in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has no assets, and has no significant current operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill& Associates

Clinton, Utah 84015

April14, 2012

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$—	$39,196
Accounts receivable - related parties	—	13,806
Prepaid expenses	—	2,455

Total Current Assets	—	55,457

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $-0- and $508, respectively	—	1,980

OTHER ASSETS	—	2,565

TOTAL ASSETS	$—	$60,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$304,015	$51,537
Advances from third party	—	293,000
Due to related party	293,000	—
Convertible note payable (net of discount of $69,150
and $-0- respectively)	330,850	100,000

Total Current Liabilities	927,865	444,537

TOTAL LIABILITIES	927,865	444,537

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000 and
-0- shares issued and outstanding, respectively	1,825	—
Common stock, $0.001 par value; 400,000,000 shares
authorized, 89,840,019 and 104,360,185 shares issued,
respectively	89,841	104,361
Additional paid-in capital (deficit)	1,369,206	(231,124)
Accumulated deficit	(2,388,737)	(257,772)

Total Stockholders' Deficit	(927,865)	(384,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$60,002

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

NET REVENUES	$—	$234,038

OPERATING EXPENSES

Selling, general and administrative expense	1,042,739	589,636
Depreciation expense	190	508

Total Operating Expenses	1,042,929	590,144

LOSS FROM OPERATIONS	(1,042,929)	(356,106)

OTHER INCOME (EXPENSES)

Loss of settlement of debt	(403,000)	—
Interest expense (including amortization of debt
discount of $701,438, and $-0-, respectively)	(764,235)	(6,250)

Total Other Income (Expenses)	(1,167,235)	(6,250)

LOSS BEFORE INCOME TAXES	(2,210,164)	(362,356)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,210,164)	$(362,356)

BASIC:
Net loss per common share	$(0.02)	$(0.00)

Weighted average shares outstanding	107,310,135	99,956,043

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2010 through December 31, 2011

	Series A		Series B		Series C				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1 ,2010	—	$—	—	$—	—	$—	97,402,665	$97,402	$(513,915)	$104,584	$(311,929)

Common stock issued for cash	—	—	—	—	—	—	5,000,000	5,000	70,000	—	75,000

Common stock issued for services	—	—	—	—	—	—	1,957,520	1,959	57,791	—	59,750

Contributed capital	—	—	—	—	—	—	—	—	155,000	—	155,000

Net loss for the year ended
December 31, 2010	—	—	—	—	—	—	—	—	—	(362,356)	(362,356)

Balance, December 31, 2010	—	—	—	—	—	—	104,360,185	104,361	(231,124)	(257,772)	(384,535)

Common stock issued for
conversion of debt	—	—	—	—	—	—	11,053,334	11,053	452,980	—	464,033

Redemption of common stock for
promissory note and preferred stock	100,000	100	—	—	—	—	(70,798,500)	(70,798)	(569,551)	—	(640,249)

Beneficial conversion feature relating
to issuance of $700,000 note	—	—	—	—	—	—	—	—	700,000	—	700,000

Common stock issued for services	—	—	—	—	—	—	45,225,000	45,225	637,650	—	682,875

Spin-off of Tremont Fair Holdings, Inc.	—	—	—	—	—	—	—	—	(17,862)	79,199	61,337

Stock issued for purchase
of Vican Trading, Inc.	—	—	5,000,000	5,000	—	—	25,000,000	25,000	970,000	—	1,000,000

Preferred stock issued for services	—	—	—	—	1,225,000	1,225	—	—	23,275	—	24,500

Preferred stock issued for
conversion of debt	—	—	—	—	600,000	600	—	—	703,150	—	703,750

Redemption of stock for spin-off
of Vican Trading, Inc.	—	—	(5,000,000)	(5,000)	—	—	(25,000,000)	(25,000)	(970,000)	—	(1,000,000)

Redemption of preferred stock for
promissory note	(100,000)	(100)	—	—	—	—	—	—	(399,900)	—	(400,000)

Beneficial conversion feature relating
to issuance of $400,000 note	—	—	—	—	—	—	—	—	70,588	—	70,588

Net loss for the year ended
December 31, 2011	—	—	—	—	—	—	—	—	—	(2,210,164)	(2,210,164)

Balance, December 31, 2011	—	$—	—	$—	1,825,000	$1,825	89,840,019	$89,841	$1,369,206	$(2,388,737)	$(927,865)

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,210,164)	$(362,356)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	—	508
Loss on settlement of debt	403,000	—
Stock-based compensation	707,375	59,750
Amortization of debt discount	701,438	—
Changes in operating assets and liabilities:
Accounts receivable	—	12,664
Accounts receivable - related parties	13,806	(13,806)
Prepaid expenses	2,455	16,384
Other assets	2,565	—
Accounts payable and accrued liabilities	340,329	128,095

Net Cash Used by Operating Activities	(39,196)	(158,761)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	75,000
Net proceeds from related party advances	—	105,435

Net Cash Provided by Financing Activities	—	180,435

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	(39,196)	21,674

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,196	17,522

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$39,196

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$3,750
Income taxes	$—	$—
Non-cash investing and financing activities:
Forgiveness of debt - contributed capital	$—	$155,000
Transfer of note payable and advances to third party	$—	$393,000
Stock issued for services	$707,375	$—
Stock issued for conversion of debt	$738,950	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Organization and Description of Business

Vican Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 5, 2002 under the name of “Tremont Fair, Inc.” From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc. and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2011 and 2010. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

e.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2011 and 2010, sales are recorded net of the allowance for returns and discounts of $-0-.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Estimates

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

g.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2011 and 2010 was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2011	2010
Basic net loss per share:

Loss (numerator)	$(2,210,164)	$(362,356)
Shares (denominator)	107,310,135	99,956,043
Per share amount	$(0.02)	$(0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

i.	Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2011 the Company had net operating loss carryforwards of approximately $948,575 that may be offset against future taxable income through 2031. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$948,575	$197,119
Valuation allowance	(948,575)	(197,119)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	751,456	123,201
Valuation allowance	(751,456)	(123,201)
	$—	$—

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2011	2010
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

j. Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the financial statements.

k. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

l.	Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

- Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 2- NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2011	December 31, 2010
Notes payable to a company, unsecured, interest at 8%, monthly payments due starting on January 20, 2012, in default, convertible into common stock at 85% of market value (less unamortized debt discount of $69,150 and $-0-, respectively)	330,850	100,000
Total notes payable	330,850	100,000
Less: current portion	(330,850)	(100,000)
Long-term notes payable	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2012		$330,850
Total		$330,850

Accrued interest on notes payable for the years ended December 31, 2011 and 2010 was $964 and $2,500, respectively.

NOTE 3- ADVANCES FROM RELATED PARTY

From time to time, the Company receives cash advances from third parties and related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. As of December 31, 2010, advances from a third party amounted to $293,000. During 2011, these advances were transferred to a related party with the outstanding balance of advances due to related party of $293,000 as of December 31, 2011.

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

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

Certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter. During 2011, the Company issued 1,353,334 common shares to our independent directors and our former advisory board member to cover 2010 debt accrual for services.

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On March 2, 2011, the Company converted $25,000 of one note issued by the Company into an aggregate of 10,000,000 shares of our common stock.

On April 15, 2011, the Company redeemed 70,798,500 shares of common stock (the “Redeemed Shares”) held by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership owned and controlled by Cyrus Boga, the Company’s Chief Executive Officer, in exchange for a convertible promissory note in the original principal amount of $700,000 and 100,000 shares of Class “A” Preferred stock.

On April 28, 2011, the Company issued an aggregate of 45,225,000 shares of common stock to various consultants and service providers of the Company.

On May 26, 2011, the Company issued 25,000,000 shares of common stock and 5,000,000 shares of Class “B” Preferred stock in connection with the acquisition of Vican Trading, Inc. These shares are subject to cancellation in connection with the unwinding of this acquisition on December 20, 2011.

On October 12, 2011, the Company issued 1,225,000 shares of Class “C” Preferred stock to various consultants and service providers of the Company.

On December 20, 2011, the Company converted certain notes issued by the Company into an aggregate of 600,000 shares of Class “C” Preferred stock.

On December 20, 2011, the Company redeemed 100,000 shares of Class “A” Preferred stock in exchange for a promissory note for $400,000.

All common share issuances were recorded at market value on the date of issuance.

NOTE 5 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2011 or 2010.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2011 of $2,388,737, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 6 - GOING CONCERN (Continued)

The Company believes these conditions have resulted from the inherent risks associated with small companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

NOTE 7- SUBSEQUENT EVENTS

On March 22, 2012, we acquired three separate one-sixth (1/6) working interests in certain oil and gas leases covering the Harrell-Smith Well Units #1-1 and #2-12 located in Jefferson County, Mississippi.

The Company has evaluated subsequent events for the year ending December 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011, under the supervision and with the participation of our Chief Financial Officer who is presently also our Principal Executive Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer and Principal Executive Officer concluded that our disclosure controls and procedures were ineffective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	47	Chief Financial Officer

Cyrus Boga(2)	44	Director	2011

Kenneth I. Denos(3)	44	Director	2011

(1) Mr. Gardner was appointed as Chief Financial Officer on May 26, 2011.

(2) Mr Boga was appointed to the Board of Directors on December 15, 2011.

(2) Mr. Denos was appointed to the Board of Directors on December 20, 2011.

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

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Chene Gardner. Mr. Gardner, age 47, is also the Chief Financial Officer of Alto Group Holdings, Inc., a filer of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), having served in such capacity since April 15, 2010. Mr Gardner is also an executive officer and director of Nano Dimensions, Inc. (“NDI”) a filer of reports with the Commission under the Exchange Act. Mr. Gardner was appointed as CEO, CFO and as a director of NDI in July 2007, May 2004, and August 2004, respectively. Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc., a filer of reports with the Commission under the Exchange Act, and has served in these capacities since March 2004. Mr. Gardner has served as the Financial Controller of Fuelstream, Inc., also a filer of reports with the Commission under the Exchange Act, since March, 2001. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Cyrus Boga. Mr. Boga, age 44, was previously the President of the Company from July 2009 to April 2011 and was a member of the Board of Directors of the Company from October 2008 to April 2011. Since February 2003, he has been the managing member of Poseidon Partners, LLC, a Texas-based company that purchases, rehabilitates and stabilizes distressed multifamily properties in Texas. Since 2007, he has served as President of Creekstone Equity Management, Inc., a Houston-based property management company. From 2005 to 2007, Mr. Boga was the President of Armil Properties, LLC, a Houston-based property management company. Mr. Boga has been involved in a variety of commercial roles involving multifamily properties, including property management, finance and marketing. His earlier experience included corporate finance and equity research at various investment banks, including Merrill Lynch and Bear Stearns. Mr. Boga holds dual M.A. Degrees in International Economics and International Relations from the Paul H. Nitze School of

Advanced International Studies of Johns Hopkins University, and completed PhD coursework at Yale University.

Kenneth Denos. Mr. Denos, age 44, is a member of the Board of Directors, the Secretary, and the Chief Compliance Officer for Equus Total Return, Inc. (“Equus”), a closed-end fund traded on the New York Stock Exchange. He has served as a member of the Equus Board since July 2008, as its Secretary since June 2010, and as Chief Compliance Officer since July 2011. From August 2007 until June 2009, he was the Chief Executive Officer and President of Equus, and from June 2005 to August 2007, he was the Executive Vice President of Equus. Mr. Denos is presently the Chairman and CEO of the Acadia Group, Inc., an international corporate finance and investment firm, having served in this capacity since March 2009. Mr. Denos has also served as the Deputy Chairman of London Pacific & Partners, Inc., a Los Angeles-based advisory and investment firm which specializes in the healthcare, hospitality, and natural resources industries. From January 2004 until October 2005, he was a member of the Board of Directors of Healthcare Enterprise Group plc, a London-based healthcare products distribution firm. From May 2007 until October 2009, Mr. Denos served as the Chief Executive Officer of MCC Global N.V., an Amsterdam-based business advisory firm. From March 2004 until January 2012, he was a director of Start Scientific, Inc., a computer hardware reseller and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. From May 2000 to August 2007, he was the Chairman and CEO of SportsNuts, Inc., a sports event management company and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. In addition to a Bachelor of Science degree in Business Finance and Political Science, he holds a Master of Business Administration and a Juris Doctor from the University of Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2011, neither Mr. Thomas, a former member of the Board of Directors, nor Mr. Rob Condon, a former member of the Board of Directors, filed a report on Form 4 in connection with his receipt of shares of common stock as partial payment of his fees as a director of the Company. To our knowledge, during the fiscal year ended December 31, 2011, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2011 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Chene C. Gardner	2011	$ —	$ —	$ —	$ —
CFO (1)	2010	$ —	$ —	$ —	$ —

Lorne Kalisky	2011	$ —	$ —	$ —	$ —
CEO (2)	2010	$ —	$ —	$ —	$ —

John D. Thomas	2011	$ —	$ —	$ —	$ —
President (3)	2010	$ —	$ —	$ —	$ —

Cyrus Boga	2011	$ —	$ —	$ —	$ —
President, Secretary,	2010	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (4)

(1) Appointed May 31, 2011.

(2) Appointed as Chief Executive Officer on May 31, 2011. Resigned on December 20, 2011.

(3) Appointed as President and Secretary on April 28, 2011. Resigned on May 31, 2011.

(4) Appointed as President and Secretary on July 30, 2009. Resigned on April 28, 2011.

During his tenure as President of the Company, Mr. Boga was subject to an employment agreement entered into as of August 18, 2009, wherein the Company was obligated to pay Mr. Boga a salary and discretionary bonus. During 2010, $155,000 in salary and bonus was accrued to Mr. Boga. However, Mr. Boga forgave the accrued compensation which amount was added to Contributed Capital.

Other than the foregoing, there is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2011 and 2010.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 15, 2012, there are a total of 114,840,019 shares of our common stock outstanding, 600,000 shares of Series “B” Preferred Stock outstanding, and 1,250,000 shares of Series “C” Preferred Stock outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. As we intend to submit an application to effect a 500-1 reverse split of our outstanding shares of common stock at some time during 2012, we have also separately displayed the relevant totals and percentages on a post-reverse split basis.

	Pre-Reverse Split		Post-Reverse Split
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)	Number of Shares Beneficially Owned(4)	Percent of Class(5)
Cyrus Boga(6)	118,247,059	50.73%	835,294	6.98%
Kenneth Denos(7)	6,225,000	5.36%	1,235,000	10.53%
Chene Gardner(8)	5,000,000	4.35%	10,000	*
Tucker Financial Services, Inc. (9)	10,000,000	8.71%	20,000	*
6961916 CANADA INC. (10)	25,000,000	21.77%	50,000	2.43%
Sierra Vista Holdings, Inc. (11)	25,000,000	21.77%	50,000	2.43%
All officers and directors as a group (3 persons) (12)	129,472,059	55.26%	2,080,294	90.84%

* Indicates ownership of less than one percent (1%).

(1)     The address of each officer, director, and beneficial owner is c/o Vican Resources, Inc., 12036 Naughton St, Houston TX 77024.

(2)     The number of shares of common stock beneficially owned by any shareholder on a pre- reverse split basis is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days. Excludes shares of Series A Preferred Stock beneficially held by Cyrus Boga that are not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote.

(3)     The calculation of percentage of beneficial ownership prior to the reverse split is based upon: (i) 114,840,020 shares of common stock outstanding as of March 15, 2012, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     The number of shares of common stock beneficially owned by any shareholder on a post- reverse split basis is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days. Because the shares of Series B and C Preferred Stock are not subject to the reverse split, the number of shares of preferred stock held prior to and after the split will remain the same. Excludes shares of Series A Preferred Stock beneficially held by Cyrus Boga that are not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote.

(5)     The calculation of percentage of beneficial ownership following the reverse split is based upon: (i) 2,054,680 shares of common stock outstanding and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(6)     Director of the Company. Includes 600,000 shares of Series B Preferred Stock held directly by Cumbria Capital, L.P. (“Cumbria”), a limited partnership owned and controlled by Mr. Boga. Also includes a convertible promissory note held directly by Cumbria in the original principal amount of $400,000 (“Note”). The Note and any installments payable thereunder are based upon a 48 month amortization, although the Note matures on June 20, 2013. Each installment payment is convertible at 85% of the five-day average bid price of the Company’s Common Stock on the date such installment becomes due. For purposes of this table, we have assumed a conversion price of $1.70 per share for the entire principal amount of the Note. The actual number of shares of common stock that may be received in connection with the conversion of the Note may be substantially more or less, depending on the fluctuation in the price of our common stock. Series B Preferred Stock is convertible on a one-to-one basis on the earliest to occur of (i) election by the holder, or (ii) approval of the reverse split by the Financial Industry Regulatory Authority.

(7)     Director and principal beneficial shareholder of the Company. Includes 435,000 shares of Series C Preferred Stock held directly by Kenneth I. Denos, P.C., a corporation owned and controlled by Mr. Denos. Also includes 800,000 shares of Series C Preferred Stock held directly by Acadia Group, Inc., a corporation owned and controlled by Mr. Denos. Series C Preferred Stock is convertible on a one-for-one basis on the earliest to occur of (i) election by the holder, or (ii) approval of the reverse split by the Financial Industry Regulatory Authority.

(8)     Chief Financial Officer of the Company. Includes 5,000,000 shares of common stock held directly by Chene C. Gardner & Associates, Inc., a corporation owned and controlled by Mr. Gardner.

(9)     Principal shareholder of the Company. Includes 10,000,000 shares of common stock held directly.

(10)  Principal shareholder of the Company. Includes 25,000,000 shares of common stock held directly. In connection with the sale of Vican Trading, Inc. on December 20, 2011, these shares are subject to cancellation.

(11)  Principal shareholder of the Company. Includes 25,000,000 shares of common stock held directly. These shares are also subject to cancellation.

Changes in Control

Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership owned and controlled by Cyrus Boga, a member of the Board of Directors, holds a promissory note issued by the Company in the original principal amount of $400,000. Payment on this note is secured by 100,000 shares of Series A Preferred Stock which, although not convertible into common stock, collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of our common stock on all matters upon which our common stockholders may vote. The note is payable in monthly installments but, to date, no such payments have been made. In the event of a default under the note, Cumbria would be entitled to take possession of the Series A Preferred Stock and would unilaterally be able to determine the election of the Board of Directors and other substantive matters requiring approval of the Company’s stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter. During 2011, we issued 1,578,334 common shares to our independent directors and our former advisory board member to cover 2010 debt accrual for services.

On April 15, 2011, we redeemed 70,798,500 shares of common stock (the “Redeemed Shares”) held by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership owned and controlled by Cyrus Boga, then the Company’s Chief Executive Officer, in exchange for a convertible promissory note in the original principal amount of $700,000 which has since been converted as described below (hereafter, the “April Note”) and 100,000 shares of Series “A” shares of Preferred Stock that is not entitled to dividends or distributions or convertible into common stock, but collectively holds 1,000,000,000 voting rights and are entitled to vote together with holders of our common stock on all matters upon which our common stockholders may vote. The April Note is payable in monthly installments but, to date, no such payments have been made. In the event of a default under the April Note, Cumbria would be entitled to take possession of the Series A Preferred Stock and would unilaterally be able to determine the election of the Board of Directors and other substantive matters requiring approval of the Company’s stockholders.

On April 28, 2011, we issued an aggregate of 5,000,000 shares of common stock each to Chene C. Gardner & Associates, Inc. and Kenneth I. Denos, P.C. which are respectively owned and controlled by Chene Gardner, our Chief Financial Officer, and Kenneth Denos, a member of our Board of Directors.

On October 12, 2011, we issued an aggregate of 400,000 shares of Series C Preferred Stock to Kenneth I. Denos, P.C. and 800,000 shares of Series C Preferred Stock to Acadia Group, Inc., both of which are owned and controlled by Kenneth Denos, a member of our Board of Directors.

On December 20, 2011, the April Note was converted into an aggregate of 600,000 shares of Series B Preferred Stock, each of which is convertible into one share of common stock.

Director Independence

As of the date of filing of this report, neither of our directors are considered to be independent, inasmuch as they each beneficially hold greater than a 10% ownership interest (on a post-reverse split basis) in our common stock. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, Morrill & Associates, LLC and GBH CPAs, PC for the last two fiscal years:

	2011	2010
Audit Fees	$20,865	$42,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$20,865	$42,500

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 22, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAN RESOURCES, INC.

/s/ Chene Gardner
Dated: April 16, 2012	By: Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	Director	April 16, 2012
Cyrus Boga

/s/ Kenneth I. Denos	Director	April 16, 2012
Kenneth I. Denos

