Form 10-Q
period 2012-03-31
Vican Resources, Inc.
filed 2012-05-21
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 &000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

12036 Naughton St., Houston, Texas 77024 (Address of principal executive offices) (Zip Code)

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

Yes [] No [X]

As of May 14, 2012, there were 89,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share.

PART I – FINANCIAL INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2012.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$351,337	$304,015
Due to related party	293,000	293,000
Convertible note payable (net of discount of $57,385
and $69,150 respectively)	342,615	330,850

Total Current Liabilities	986,952	927,865

TOTAL LIABILITIES	986,952	927,865

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000
shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares
authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,447,824)	(2,388,737)

Total Stockholders' Deficit	(986,952)	(927,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

NET REVENUES	$—	$59,287

OPERATING EXPENSES

Selling, general and administrative expense	39,344	107,155
Depreciation expense	—	127

Total Operating Expenses	39,344	107,282

LOSS FROM OPERATIONS	(39,344)	(47,995)

OTHER INCOME (EXPENSES)

Loss on settlement of debt	—	(375,000)
Interest expense (including amortization of debt
discount of $11,765, and $-0-, respectively)	(19,743)	(1,250)

Total Other Income (Expenses)	(19,743)	(376,250)

LOSS BEFORE INCOME TAXES	(59,087)	(424,245)

INCOME TAX EXPENSE	—	—

NET LOSS	$(59,087)	$(424,245)

BASIC:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	89,840,019	108,234,043

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(59,087)	$(424,245)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	—	127
Loss on settlement of debt	—	375,000
Stock-based compensation	—	7,875
Amortization of debt discount	11,765	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	—	13,806
Prepaid expenses	—	462
Accounts payable - related party	—	1,874
Accounts payable and accrued liabilities	47,322	35,412

Net Cash Used by Operating Activities	—	10,311

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	—	10,311

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	39,196

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$49,507

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$1,250
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for conversion of debt	$—	$463,200

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Financial Statements

March 31, 2012

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2011 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at March 31, 2012 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.      EQUITY TRANSACTIONS

On March 21, 2012, the Company entered into an agreement to cancel and terminate that certain Asset Purchase Agreement (“Asset Purchase Agreement”) dated December 20, 2011, between the Company and Med Ex Direct, Inc., a Florida corporation (hereafter, “Med Ex Florida”). The cancellation of the Asset Purchase Agreement also involved the cancellation of 8,750,000 shares of Series “B” Preferred Stock of the Company.

4.       OTHER EVENTS

On March 14, 2012, Juan C. Ley and Kristina Hammonds resigned from the Board of Directors and Mr. Ley also resigned as an officer of the Company. Mr. Ley and Ms. Hammonds were appointed to the Board and Mr. Ley was appointed as Chief Executive Officer on December 20, 2011.

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Financial Statements

March 31, 2012

(Unaudited)

On March 22, 2012, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Med Ex Direct, Inc.” back to “Vican Resources, Inc.”, which was the name of the Company prior to the acquisition of the assets of Med Ex Florida in December 2011.

On March 22, 2012, the Company amended and restated its Bylaws, providing for a change in the Company’s name from “Med Ex Direct” back to “Vican Resources, Inc.”, which was the name of the Company prior to the acquisition of the assets of Med Ex Florida in December 2011.

On March 22, 2012, the Company received assignments for three separate one-sixth (1/6) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Harrell-Smith Well Units #1-11 and #2-12 located in Jefferson County, Mississippi. The amount of consideration for these assignments has not yet been determined; therefore nothing has been recorded in the financial statements regarding these working interests.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil & gas wells located in Jefferson County, Mississippi. We expect that oil and gas exploration and development activities will constitute the principal business of the Company in the future.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2012 of $986,952 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

Revenues. Revenue for three months ended March 31, 2012 was $-0-. For the three months ended March 31, 2011, total revenues were $59,287, all of which was attributed to property management and construction management fees. The decrease in revenues is due to the sale of the real estate services division during 2011.

Selling General and Administrative Expenses (“SG&A”). Total selling, general and administrative expense for the three months ended March 31, 2012 of $39,344 consisted primarily of professional fees of $37,500 and other miscellaneous expenses. Our SG&A expenses for the three months ended March 31, 2011 were $107,155. The decrease in SG&A expenses is due primarily to the consulting expenses incurred during the quarter ended March 31, 2011 which were all stock based compensation.

Other Income (Expense). Other income and expense for three months ended March 31, 2012 and 2011 were expenses of $19,743 and $376,250, respectively. Included in this category for the quarter ended March 31, 2012 is amortization of debt discount of $11,765. Other interest expense in the first quarter of 2012 and 2011 amounted to $7,978 and $1,250, respectively, related to promissory notes issued by the Company. Also, during the first quarter of 2011, the Company recorded a loss on the settlement of debt in the amount of $375,000.

Net Income (Loss). Net loss for the three months ended March 31, 2012 was $59,087 compared to net loss of $424,245 for the three months ended March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Financial Officer who is presently our principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012, under the supervision and with the participation of our Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)   There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

VICAN RESOURCES, INC.
Date: May 21, 2012	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer
13