Form 10-Q
period 2012-06-30
Vican Resources, Inc.
filed 2012-08-14
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [] No [X]

As of August 14, 2012, there were 89,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share.

1

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2012.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$395,285	$304,015
Due to related party	311,973	293,000
Advances from third party	6,865	—
Convertible note payable (net of discount of $45,620
and $69,150 respectively)	354,380	330,850

Total Current Liabilities	1,068,503	927,865

TOTAL LIABILITIES	1,068,503	927,865

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, -0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000 shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,529,375)	(2,388,737)

Total Stockholders' Deficit	(1,068,503)	(927,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	61,808	814,035	101,152	856,931
Depreciation expense	—	95	—	190

Total Operating Expenses	61,808	814,130	101,152	857,121

LOSS FROM OPERATIONS	(61,808)	(814,130)	(101,152)	(857,121)

OTHER INCOME (EXPENSES)

Loss on settlement of debt	-	-	-	(375,000)
Interest expense (including amortization of debt discount of $11,765, $97,222, $23,530, $97,222, respectively)	(19,743)	(97,222)	(39,486)	(98,472)

Total Other Income (Expenses)	(19,743)	(97,222)	(39,486)	(473,472)

LOSS BEFORE INCOME TAXES	(81,551)	(911,352)	(140,638)	(1,330,593)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(81,551)	$(911,352)	$(140,638)	$(1,330,593)

BASIC:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	89,840,019	89,840,019	89,840,019	89,840,019

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(140,638)	$(1,330,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	—	190
Loss on settlement of debt	—	375,000
Stock-based compensation	—	775,704
Amortization of debt discount	23,530	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	91,270	140,503

Net Cash Used by Operating Activities	(25,838)	(39,196)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from third party advances	6,865	—
Net proceeds from related party advances	18,973	—

Net Cash Provided by Financing Activities	25,838	—

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	—	(39,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	39,196

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$1,250
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for services	$—	$775,704

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

(formerly Tremont Fair, Inc.)

Notes to the Financial Statements

June 30, 2012

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2011 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at June 30, 2012 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

June 30, 2012

(Unaudited)

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

The Company has evaluated subsequent events for the period of June 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distributioncompany when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.We expect that oil and gas exploration and development activities will constitute the principal business of the Company in the future.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2012 of $1,068,503 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil & gas wells located in Jefferson County, Mississippi.

Revenues. For the three and six months ended June 30, 2012, net revenues were $-0- compared to $-0- for the three and six months ended June 30, 2011.

Selling General and Administrative Expenses (“SG&A”). Our SG&A expenses for the three months ended June 30, 2012 was $61,808 compared to $814,035 for the three months ended June 30, 2011. For the six months ended June 30, 2012, SG&A expenses were $101,152 compared to $856,931 for the six months ended June 30, 2011. The decrease in SG&A expenses is due primarily to the lack of consulting expenses incurred during the six months ended June 30, 2012.

Other Income (Expenses). Other expenses for three months ended June 30, 2012 were $19,743 compared to $97,222 for the three months ended June 30, 2011. For the six months ended June 30, 2012, other expenses were $39,486 compared to $473,472 for the six months ended June 30, 2011. Included in this category is the amortization of debt discount in the amount of $23,530, and $97,222, respectively, for the six months ended June 30, 2012, and 2011. Other interest expense for the six months ended June 30, 2012 and 2011, amounted to $15,956 and $1,250, respectively, related to promissory notes issued by the Company. Also, during the second quarter of 2011, the Company recorded a loss on the settlement of debt in the amount of $375,000.

Net Income (Loss). Net loss for the six months ended June 30, 2012 was $140,638 compared to a net loss of $1,330,593 for the six months ended June 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Financial Officer who is presently our principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2012, under the supervision and with the participation of our Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)   There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

VICAN RESOURCES, INC.
Date: August 14, 2012	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer
14