Form 10-Q
period 2012-09-30
Vican Resources, Inc.
filed 2012-11-19
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 &000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

11650 South State St., Ste. 240, Draper, UT 84020 (Address of principal executive offices) (Zip Code)

(801) 816-2500 (Registrant's telephone number, including area code)

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

Yes [ ] No [X]

As of November 8, 2012, there were 89,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2012.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$432,998	$304,015
Due to related party	340,236	293,000
Advances from third party	6,865	—
Convertible note payable (net of discount of $33,855 and $69,150 respectively)	366,145	330,850

Total Current Liabilities	1,146,244	927,865

TOTAL LIABILITIES	1,146,244	927,865

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000 shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,607,116)	(2,388,737)

Total Stockholders' Deficit	(1,146,244)	(927,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	57,910	55,687	159,062	1,006,711
Depreciation expense	—	—	—	190

Total Operating Expenses	57,910	55,687	159,062	1,006,901

LOSS FROM OPERATIONS	(57,910)	(55,687)	(159,062)	(1,006,901)

OTHER INCOME (EXPENSES)

Loss on settlement of debt	—	—	—	(375,000)
Interest expense (including amortization of debt discount of $11,765, $116,667, $35,295,and $213,889, respectively)	(19,831)	(116,667)	(59,317)	(215,972)

Total Other Income (Expenses)	(19,831)	(116,667)	(59,317)	(590,972)

LOSS BEFORE INCOME TAXES	(77,741)	(172,354)	(218,379)	(1,597,873)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(77,741)	$(172,354)	$(218,379)	$(1,597,873)

BASIC:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding	89,840,019	89,840,019	89,840,019	89,840,019

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(218,379)	$(1,597,873)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	—	190
Loss on settlement of debt	—	375,000
Stock-based compensation	—	770,842
Amortization of debt discount	35,295	213,889
Changes in operating assets and liabilities:
Prepaid expenses	—	5,020
Accounts payable and accrued liabilities	128,983	193,736

Net Cash Used by Operating Activities	(54,101)	(39,196)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from third party advances	6,865	—
Net proceeds from related party advances	47,236	—

Net Cash Provided by Financing Activities	54,101	—

NET DECREASE CASH AND CASH EQUIVALENTS	—	(39,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	39,196

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$1,250
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for services	$—	$770,842

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2012

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2011 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at September 30, 2012 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Notes to the Financial Statements

September 30, 2012

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

5.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2012 of $1,146,244 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and nine months ended September 30, 2012, net revenues were $-0- compared to $-0- for the three and nine months ended September 30, 2011.

Selling General and Administrative Expenses (“SG&A”). Our SG&A expenses for the three months ended September 30, 2012 was $57,910 compared to $55,687 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, SG&A expenses were $159,062 compared to $1,006,711 for the nine months ended September 30, 2011. The decrease in SG&A expenses is due primarily to the lack of consulting expenses incurred during the nine months ended September 30, 2012.

Other Income (Expenses). Other expenses for the three months ended September 30, 2012 were $19,831 compared to $116,667 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, other expenses were $59,317 compared to $590,972 for the nine months ended September 30, 2011. Included in this category is the amortization of debt discount in the amount of $35,295 and $213,889, respectively, for the nine months ended September 30, 2012, and 2011. Other interest expense for the nine months ended September 30, 2012 and 2011, amounted to $24,022 and $2,083, respectively, related to promissory notes issued by the Company. Also, during the third quarter of 2011, the Company recorded a loss on the settlement of debt in the amount of $375,000.

Net Income (Loss). Net loss for the nine months ended September 30, 2012 was $218,379 compared to a net loss of $1,597,873 for the nine months ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Financial Officer who is presently our principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2012, under the supervision and with the participation of our Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

VICAN RESOURCES, INC.
Date: November 19, 2012	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

