Form 10-K
period 2012-12-31
Vican Resources, Inc.
filed 2013-04-16
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107179 and 000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11650 South State Street, Suite 240 Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

(801) 816-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]  No [x]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Table of Contents

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

[ ]  Yes    [x]  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2012 was $24,056.01.

As of March 26, 2013 there were 89,840,019 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	3

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

Market

Generally. Global demand for energy continues to grow, especially in developing countries such as China and India, as the oil and gas industry continues to search for new sources of energy. Increasingly, oil and gas are found in challenging areas, such as deep water, arctic regions and politically challenged regions of the world.

For the past five years, however, the headline for the industry has been the dramatic development of unconventional oil and gas in the U.S., such as shale gas and tight oil. Unlocked by technological advancements, development of these resources continues to change the global landscape of oil and gas.

Table of Contents	4

The oil and gas industry is highly susceptible to extreme fluctuations in energy-related commodity prices, which in turn has a corresponding effect on the level of drilling and exploration activity and the costs associated therewith. Such volatility is also represented in the trends, however disparate, of supplies, demand, and price movements of crude oil and natural gas. Oil and gas industry revenues grew in excess of 7% per annum, on average, from 2007-2012, and are expected to increase moderately in 2013.

Crude Oil. In general, 2012 was a strong year for oil companies with an average global increase of 0.8 million barrels per day. 2013 projections for non-OPEC production is expected to increase by 0.9 mb/d, supported by growth from North America, Africa, Eurasia, and Latin America. Demand for diesel fuel is expected to grow 3% in the U.S. during 2013, compared to just 0.5% for gasoline. Prices are not expected to materially decrease for the remainder of 2013.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. The supply of dry gas on the market is expected to continue to grow even under a weak natural gas price scenario. This is due to the fact that dry gas is produced as a by-product of development from still profitable liquids-rich shale plays. According to the U.S. Energy Information Administration (EIA), an average wet shale play in the U.S. with 35 percent liquids content produces around 11 thousand cubic feet (Mcf) of dry gas per barrel of natural gas liquid (NGL) produced. During 2007-12, Baker Hughes reported that the horizontal rig count, the type of rig predominantly used in shale gas plays, tripled while the natural gas rig count fell to a 13-year low. U.S. dry gas production and horizontal rig count data for the past five years show a correlation of 92 percent. As a result, associated gas from liquids-rich shale plays is expected to triple from 2006 levels by 2020.

An overabundance of supplies has resulted in a 11-year low in the spot price of natural gas as of the end of March 2013, and the outlook for the remainder of the year does not suggest that any significant price appreciation is imminent. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

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

Table of Contents	5

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

Employees

As of December 31, 2012, we had 2 employees, although we intend to hire additional personnel to pursue our new business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.   RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Facilities

During the first eight months of 2012, our executive offices were located at 12036 Naughton St., Houston, Texas 77024. In September 2012 our executive offices were ultimately relocated to our present location in Draper, Utah. During the entire year of 2012, we had a lease rate of $500 for our current offices on a month-to-month basis. During 2012, we incurred $6,000 in rental expense related to our corporate offices.

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

Table of Contents	6

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

Table of Contents	7

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB under the symbol “VCAN” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported on the OTCQB, was as follows:

	High	Low
Year ended December 31, 2012
First quarter	$0.004	$0.0015
Second quarter	$0.01	$0.001
Third quarter	$0.01	$0.0001
Fourth quarter	$0.01	$0.0003

Year ended December 31, 2011
First quarter	$0.06	$0.01
Second quarter	$0.10	$0.01
Third quarter	$1.01	$0.015
Fourth quarter	$0.04	$0.004

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of March 26, 2013, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 26, 2013, there were 90,140,019 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Standard Registrar & Transfer Company, Inc. (SRTC) as the transfer agent for our common stock. The principal office of SRTC is located at 12528 South 1840 East, Draper, UT 84020 and its telephone number is (801) 571-2551.

Table of Contents	8

Sales of Unregistered Securities

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

On December 20, 2011, we issued an aggregate of 8,750,000 shares of Series B Preferred Stock in connection with the acquisition of certain assets of Med Ex Direct, Inc. These shares were subsequently canceled in connection with the termination of the purchase of the assets on March 21, 2012 as described elsewhere in this report. Also on December 20, 2011, the April Note was converted into an aggregate of 600,000 shares of Series C Preferred Stock, each of which is convertible into one share of common stock.

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

Table of Contents	9

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

Table of Contents	10

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

Liquidity and Capital Resources

As of December 31, 2012, our working capital deficit of $1,199,223 was comprised of total current assets of $-0- and total current liabilities of $1,199,223. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

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

The independent registered public accounting firm’s report on our financial statements as of December 31, 2012, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 6 to the financial statements.

Table of Contents	11

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

Net cash used in operating activities was $44,961 during the year ended December 31, 2012, with net loss of $271,358, amortization of debt discount of $47,060, and an increase in accounts payable and accrued expenses of $179,337.

During 2012, the Company had no net cash flows from investing activities.

During 2012, the Company had $44,961 in net cash provided by financing activities which consisted of advances from third parties in the amount of $6,865 and advances from related parties in the amount of $38,096.

Results of Operations

Years Ended December 31, 2012 and 2011

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

Revenues. Net revenues for both years ended December 31, 2012 and 2011 were $-0-.

Table of Contents	12

Selling General and Administrative Expenses (“SG&A”). Total selling, general and administrative expense for the year ended December 31, 2012 of $192,210 consisted primarily of professional fees of $182,714, rent expense of $6,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2011 was $1,042,739. The decrease in SG&A expenses is due primarily to the consulting expenses during 2011 which were all stock based compensation.

Other Income (Expense). Other income and expense for years ended December 31, 2012 and 2011 were $79,148 and $1,167,235, respectively. In 2011, the Company incurred a loss on the settlement of debt in the amount of $403,000. Also included in this category is interest expense which includes amortization of debt discount of $47,060 and $701,438, respectively for the years ended December 31, 2012 and 2011. Other interest expense in 2012 and 2011 amounted to $32,088, and $62,797, respectively, related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2012 was $271,358 compared to net loss of $2,210,164 for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

Table of Contents	13

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	14

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	15

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vican Resources, Inc. (formerly Tremont Fair, Inc.)

Houston, TX

We have audited the accompanying balance sheet of Vican Resources, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 8, 2013

Table of Contents	16

VICAN RESOURCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$483,352	$304,015
Due to related party	331,096	293,000
Advances from third party	6,865	—
Convertible note payable (net of discount of $22,090 and $69,150 respectively)	377,910	330,850
Total Current Liabilities	1,199,223	927,865
TOTAL LIABILITIES	1,199,223	927,865

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000 shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,660,095)	(2,388,737)
Total Stockholders' Deficit	(1,199,223)	(927,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	17

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
NET REVENUES	$—	$—
OPERATING EXPENSES
Selling, general and administrative expense	192,210	1,042,739
Depreciation expense	—	190
Total Operating Expenses	192,210	1,042,929
LOSS FROM OPERATIONS	(192,210)	(1,042,929)
OTHER INCOME (EXPENSES)
Loss on settlement of debt	—	(403,000)
Interest expense (including amortization of debt discount of $47,060 and $701,438, respectively)	(79,148)	(764,235)
Total Other Income (Expenses)	(79,148)	(1,167,235)
LOSS BEFORE INCOME TAXES	(271,358)	(2,210,164)
INCOME TAX EXPENSE	—	—
NET LOSS	$(271,358)	$(2,210,164)
BASIC:
Net loss per common share	$(0.00)	$(0.02)
Weighted average shares outstanding	89,840,019	107,310,135

The accompanying notes are an integral part of these financial statements.

Table of Contents	18

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2011 through December 31, 2012

	Series A		Series B		Series C				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1 ,2011	—	$—	—	$—	—	$—	104,360,185	$104,361	$(231,124)	$(257,772)	$(384,535)

Common stock issued for
conversion of debt	—	—	—	—	—	—	11,053,334	11,053	452,980	—	464,033

Redemption of common stock for
promissory note and preferred stock	100,000	100	—	—	—	—	(70,798,500)	(70,798)	(569,551)	—	(640,249)

Beneficial conversion feature relating
to issuance of $700,000 note	—	—	—	—	—	—	—	—	700,000	—	700,000

Common stock issued for services	—	—	—	—	—	—	45,225,000	45,225	637,650	—	682,875

Spin-off of Tremont Fair Holdings, Inc.	—	—	—	—	—	—	—	—	(17,862)	79,199	61,337

Stock issued for purchase
of Vican Trading, Inc.	—	—	5,000,000	5,000	—	—	25,000,000	25,000	970,000	—	1,000,000

Preferred stock issued for services	—	—	—	—	1,225,000	1,225	—	—	23,275	—	24,500

Preferred stock issued for
conversion of debt	—	—	—	—	600,000	600	—	—	703,150	—	703,750

Redemption of stock for spin-off
of Vican Trading, Inc.	—	—	(5,000,000)	(5,000)	—	—	(25,000,000)	(25,000)	(970,000)	—	(1,000,000)

Redemption of preferred stock for
promissory note	(100,000)	(100)	—	—	—	—	—	—	(399,900)	—	(400,000)

Beneficial conversion feature relating
to issuance of $400,000 note	—	—	—	—	—	—	—	—	70,588	—	70,588

Net loss for the year ended
December 31, 2011	—	—	—	—	—	—	—	—	—	(2,210,164)	(2,210,164)

Balance, December 31, 2011	—	—	—	—	1,825,000	1,825	89,840,019	89,841	1,369,206	(2,388,737)	(927,865)

Net loss for the year ended
December 31, 2012	—	—	—	—	—	—	—	—	—	(271,358)	(271,358)

Balance, December 31, 2012	—	$—	—	$—	1,825,000	$1,825	89,840,019	$89,841	$1,369,206	$(2,660,095)	$(1,199,223)

The accompanying notes are an integral part of these financial statements.

Table of Contents	19

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,358)	$(2,210,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	—	—
Loss on settlement of debt	—	403,000
Stock-based compensation	—	707,375
Amortization of debt discount	47,060	701,438
Changes in operating assets and liabilities:
Accounts receivable - related parties	—	13,806
Prepaid expenses	—	2,455
Other assets	—	2,565
Accounts payable and accrued liabilities	179,337	340,329
Net Cash Used by Operating Activities	(44,961)	(39196)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party advances	6,865	—
Proceeds from related party advances	50,096	—
Repayment of related party advances	(12,000)
Net Cash Provided by Financing Activities	44,961	—
NET DECREASE CASH AND CASH EQUIVALENTS	—	(39,196)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	39,196
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for services	$—	$707,375
Stock issued for conversion of debt	$—	$738,950
The accompanying notes are an integral part of these financial statements.

Table of Contents	20

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Organization and Description of Business

Vican Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 5, 2002 under the name of “Tremont Fair, Inc.” From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc. and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi. In consideration of the assignments the Company is to pay all costs and expenses associated with the development of the working interests. To date there have been no costs incurred or required.

b.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2012 and 2011. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

Table of Contents	21

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2012 and 2011, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling, general and administrative expenses in the statements of operations. Advertising expense for the years ended December 31, 2012 and 2011 was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share
	For the Years Ended December 31,
	2012	2011
Basic net loss per share:

Loss (numerator)	$(271,358)	$(2,210,164)
Shares (denominator)	89,840,019	107,310,135
Per share amount	$(0.00)	$(0.02)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

Table of Contents	22

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2012 the Company had net operating loss carryforwards of approximately $1,041,000 that may be offset against future taxable income through 2032. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$1,040,837	$948,575
Valuation allowance	(1,040,837)	(948,575)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

Table of Contents	23

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2012	2011
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	92,262	751,456
Valuation allowance	(92,262)	(751,456)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2012	2011
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

Table of Contents	24

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.	Financial Instruments

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

NOTE 2- NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2012	December 31, 2011
Notes payable to a company, unsecured, interest at 8%, monthly payments due starting on January 20, 2012, in default, convertible into common stock at 85% of market value (less unamortized debt discount of $22,090 and $69,150, respectively)	377,910	330,850
Total notes payable	377,910	330,850
Less: current portion	(377,910)	(330,850)
Long-term notes payable	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2012		$377,910
Total		$377,910

Accrued interest on notes payable for the years ended December 31, 2012 and 2011 was $33,052 and $964, respectively.

Table of Contents	25

NOTE 3- RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from third parties and related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. As of December 31, 2012, advances from a related party amounted to $331,096 compared to $293,000 as of December 31, 2011.

In approximately June of 2011, the Company entered into a verbal agreement with the Chief Financial Officer of the Company to provide accounting services at the rate of $5,000 per month. The Company has not paid any of these fees. As of December 31, 2012 the total balance due of $95,000, which includes amounts from previous years, is included in accounts payable.

In approximately January of 2012, the Company entered into a verbal agreement with a director of the Company to provide legal services at the rate of $7,500 per month. The Company has not paid any of these fees. As of December 31, 2012, the total balance due of $335,000, which includes amounts from previous years, is included in accounts payable.

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

On May 19, 2010, the Company issued 2,500,000 common shares to an outside investor for $50,000 in cash.

On December 20, 2010, the Company issued 2,500,000 common shares to an outside investor for $25,000 in cash.

Table of Contents	26

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

As of December 31, 2010, the Company’s President and CEO elected to forgive his accrued and unpaid salary in the amount of $155,000, which has been recorded as contributed capital.

Certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter. During 2011, the Company issued 1,053,334 common shares to our independent directors and our former advisory board member to cover 2010 debt accrual for services.

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

NOTE 5 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2012 or 2011.

Table of Contents	27

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2012 of $2,660,095, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 7- SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the year ending December 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, under the supervision and with the participation of our Chief Financial Officer who is presently also our Principal Executive Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer and Principal Executive Officer concluded that our disclosure controls and procedures were ineffective.

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

(b)   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Contents	29

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained ineffective internal control over financial reporting as of December 31, 2012.

ITEM 9B.   OTHER INFORMATION.

None.

Table of Contents	30

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	48	Chief Financial Officer

Cyrus Boga(2)	45	Director	2011

Kenneth I. Denos(3)	45	Director	2011

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

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Chene Gardner. Mr. Gardner, age 48, is also the Chief Financial Officer of Alto Group Holdings, Inc, having served in such capacity since April 15, 2010. In July 2007, May 2004, and August 2004, respectively until November, 2012, Mr Gardner served as an executive officer and director of Nano Dimensions, Inc. (“NDI”) a filer of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Gardner was appointed as CEO, CFO and as a director of NDI. Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc., a filer of reports with the Commission under the Exchange Act, and has served in these capacities since March 2004. Mr. Gardner has served as the Financial Controller of Fuelstream, Inc., also a filer of reports with the Commission under the Exchange Act, since March, 2001. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Table of Contents	31

Cyrus Boga. Mr. Boga, age 45, was previously the President of the Company from July 2009 to April 2011 and was a member of the Board of Directors of the Company from October 2008 to April 2011. Since February 2003, he has been the managing member of Poseidon Partners, LLC, a Texas-based company that purchases, rehabilitates and stabilizes distressed multifamily properties in Texas. Since 2007, he has served as President of Creekstone Equity Management, Inc., a Houston-based property management company. From 2005 to 2007, Mr. Boga was the President of Armil Properties, LLC, a Houston-based property management company. Mr. Boga has been involved in a variety of commercial roles involving multifamily properties, including property management, finance and marketing. His earlier experience included corporate finance and equity research at various investment banks, including Merrill Lynch and Bear Stearns. Mr. Boga holds dual M.A. Degrees in International Economics and International Relations from the Paul H. Nitze School of Advanced International Studies of Johns Hopkins University, and completed PhD coursework at Yale University.

Kenneth Denos. Mr. Denos, age 45, is a member of the Board of Directors, the Secretary, and the Chief Compliance Officer for Equus Total Return, Inc. (“Equus”), a closed-end fund traded on the New York Stock Exchange. He has served as a member of the Equus Board since July 2008, as its Secretary since June 2010, and as Chief Compliance Officer since July 2011. From August 2007 until June 2009, he was the Chief Executive Officer and President of Equus, and from June 2005 to August 2007, he was the Executive Vice President of Equus. Mr. Denos is presently the Chairman and CEO of the Acadia Group, Inc., an international corporate finance and investment firm, having served in this capacity since March 2009. Mr. Denos has also served as the Deputy Chairman of London Pacific & Partners, Inc., a Los Angeles-based advisory and investment firm which specializes in the healthcare, hospitality, and natural resources industries. From May 2007 until October 2009, Mr. Denos served as the Chief Executive Officer of MCC Global N.V., an Amsterdam-based business advisory firm. Since February 2012, he has served as a director of Start Scientific, Inc., a San Antonio-based oil and gas firm and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. From May 2000 to August 2007, he was the Chairman and CEO of SportsNuts, Inc., a sports event management company and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. In addition to a Bachelor of Science degree in Business Finance and Political Science, he holds a Master of Business Administration and a Juris Doctor from the University of Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended December 31, 2012, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the Company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

Table of Contents	32

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

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

Table of Contents	33

ITEM 11.   EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2012 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Chene C. Gardner	2012	$—	$—	$—	$—
CFO (1)	2011	$—	$—	$—	$—

Lorne Kalisky	2012	$—	$—	$—	$—
CEO (2)	2011	$—	$—	$—	$—

John D. Thomas	2012	$—	$—	$—	$—
President (3)	2011	$—	$—	$—	$—

Cyrus Boga	2012	$—	$—	$—	$—
President, Secretary,	2011	$—	$—	$—	$—
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

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2012 and 2011.

Table of Contents	34

Director Compensation

During 2011, each of our independent directors received a cash fee of $2,000 per quarter and shares of our common stock with a value equal to $5,000, calculated as of the last day of the quarter. We discontinued this policy in 2012. If we retain additional independent directors in the future, we reserve the right to compensate them in accordance with industry standards as may be determined by our Board of Directors. All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 26, 2013, there are a total of 89,840,019 shares of our common stock outstanding, and 1,825,000 shares of Series “C” Preferred Stock outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Pre-Reverse Split
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Cyrus Boga(4)	118,247,059	56.74%
Kenneth Denos(5)	6,225,000	6.81%
Chene Gardner(6)	5,000,000	5.55%
Tucker Financial Services, Inc. (7)	10,000,000	11.07%
6961916 CANADA INC. (8)	25,000,000	27.73%
Sierra Vista Holdings, Inc. (9)	25,000,000	27.73%
All officers and directors as a group (3 persons)	129,472,059	61.77%

* Indicates ownership of less than one percent (1%).

(1)     The address of each officer, director, and beneficial owner is c/o Vican Resources, Inc., 11650 South State Street, Suite 240, Draper UT 84020.

(2)     The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

Table of Contents	35

(3)     The calculation of percentage of beneficial ownership prior to the reverse split is based upon: (i) 90,140,019 shares of common stock outstanding as of March 26, 2013, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Director of the Company. Includes 600,000 shares of Series C Preferred Stock held directly by Cumbria Capital, L.P. (“Cumbria”), a limited partnership owned and controlled by Mr. Boga. Also includes a convertible promissory note held directly by Cumbria in the original principal amount of $400,000 (“Note”). The Note and any installments payable thereunder are based upon a 48 month amortization, although the Note matures on June 20, 2013. Each installment payment is convertible at 85% of the five-day average bid price of the Company’s Common Stock on the date such installment becomes due. For purposes of this table, we have assumed a conversion price of $0.004 per share for the entire principal amount of the Note. The actual number of shares of common stock that may be received in connection with the conversion of the Note may be substantially more or less, depending on the fluctuation in the price of our common stock. Series B Preferred Stock is convertible on a one-to-one basis on the earliest to occur of (i) election by the holder, or (ii) approval of a reverse split of our common shares by the Financial Industry Regulatory Authority.

(5)     Director and principal beneficial shareholder of the Company. Includes 435,000 shares of Series C Preferred Stock held directly by Kenneth I. Denos, P.C., a corporation owned and controlled by Mr. Denos. Also includes 800,000 shares of Series C Preferred Stock held directly by Acadia Group, Inc., a corporation owned and controlled by Mr. Denos. Series C Preferred Stock is convertible on a one-for-one basis on the earliest to occur of (i) election by the holder, or (ii) approval of a reverse split of our common shares by the Financial Industry Regulatory Authority.

(6)     Chief Financial Officer of the Company. Includes 5,000,000 shares of common stock held directly by Chene C. Gardner & Associates, Inc., a corporation owned and controlled by Mr. Gardner.

(7)     Principal shareholder of the Company. Includes 10,000,000 shares of common stock held directly.

(8)     Principal shareholder of the Company. Includes 25,000,000 shares of common stock held directly. In connection with the sale of Vican Trading, Inc. on December 20, 2011, these shares are subject to cancellation.

(9)     Principal shareholder of the Company. Includes 25,000,000 shares of common stock held directly. These shares are also subject to cancellation.

Table of Contents	36

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During 2010 and 2011, certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter.

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

Table of Contents	37

Director Independence

As of the date of filing of this report, neither of our directors are considered to be independent, inasmuch as they each beneficially hold greater than a 10% beneficial ownership interest in our common stock. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, Morrill & Associates, LLC and GBH CPAs, PC for the last two fiscal years:

	2012	2011
Audit Fees	$27,066	$20,865
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$27,066	$20,865

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

Table of Contents	38

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	39

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAN RESOURCES, INC.

/s/ Chene Gardner
Dated: April 15, 2013	By: Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	Director	April 15, 2013
Cyrus Boga

/s/ Kenneth I. Denos	Director	April 15, 2013
Kenneth I. Denos

Table of Contents	40