Form 10-Q
period 2013-03-31
Vican Resources, Inc.
filed 2013-05-14
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [] No [X]

As of May 7, 2013, there were 89,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share.

Table of Contents

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2013.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$527,594	$483,352
Due to related party	337,744	331,096
Advances from third party	6,865	6,865
Convertible note payable (net of discount of $10,325
and $22,090 respectively)	389,675	377,910

Total Current Liabilities	1,261,878	1,199,223

TOTAL LIABILITIES	1,261,878	1,199,223

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000
shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares
authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,722,750)	(2,660,095)

Total Stockholders' Deficit	(1,261,878)	(1,199,223)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	43,000	39,344

Total Operating Expenses	43,000	39,344

LOSS FROM OPERATIONS	(43,000)	(39,344)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $11,765 and $11,765, respectively)	(19,655)	(19,743)

Total Other Income (Expenses)	(19,655)	(19,743)

LOSS BEFORE INCOME TAXES	(62,655)	(59,087)

INCOME TAX EXPENSE	—	—

NET LOSS	$(62,655)	$(59,087)

BASIC:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	89,840,019	89,840,019

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(62,655)	$(59,087)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	11,765	11,765
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,242	47,322

Net Cash Used by Operating Activities	(6,648)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	6,648	—

Net Cash Provided by Financing Activities	6,648	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for services	$—	$—
Stock issued for conversion of debt	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2013

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2012 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at March 31, 2013 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	7

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

Liquidity and Capital Resources

As of March 31, 2013, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2013 of $1,261,878 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

Table of Contents	8

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

Revenues. The Company generated net revenues of $-0- for the three month periods ended March 31, 2013 and 2012.

Selling General and Administrative Expenses . Selling, general and administrative expenses for the three months ended March 31, 2013 were $43,000 compared to $39,344 for the three months ended March 31, 2012. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended March 31, 2013 were $19,655 compared to $19,743 for the three months ended March 31, 2012. Included in this category is the amortization of debt discount in the amount of $11,765 for both the three month periods ended March 31, 2013, and 2012. Other interest expense for the three months ended March 31, 2013 and 2012, amounted to $7,890 and $7,978, respectively, related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended March 31, 2013 was $62,655 compared to a net loss of $59,087 for the three months ended March 31, 2012.

Table of Contents	9

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

Vican Resources has no full-time employees, but utilizes other project-based contract personnel to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with the filing of reports with the Securities and Exchange Commission which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of March 31, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the

Table of Contents	10

Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Table of Contents	11

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 22, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: May __, 2013	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	13