Form 10-Q
period 2013-06-30
Vican Resources, Inc.
filed 2013-08-09
CIK 1223533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [] No [X]

As of August 1, 2013, there were 89,840,019 outstanding shares of the registrant's common stock, $0.001 par value per share.

Table of Contents	1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2013.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$578,018	$483,352
Due to related party	343,488	331,096
Advances from third party	6,865	6,865
Convertible note payable (net of discount of $-0-
and $22,090 respectively)	400,000	377,910

Total Current Liabilities	1,328,371	1,199,223

TOTAL LIABILITIES	1,328,371	1,199,223

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; 1,825,000
shares issued and outstanding	1,825	1,825
Common stock, $0.001 par value; 400,000,000 shares
authorized, 89,840,019 shares issued and outstanding	89,841	89,841
Additional paid-in capital	1,369,206	1,369,206
Accumulated deficit	(2,789,243)	(2,660,095)

Total Stockholders' Deficit	(1,328,371)	(1,199,223)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	47,995	61,808	90,995	101,152

Total Operating Expenses	47,995	61,808	90,995	101,152

LOSS FROM OPERATIONS	(47,995)	(61,808)	(90,995)	(101,152)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $10,325, $11,765, $22,090
and $23,530, respectively)	(18,498)	(19,743)	(38,153)	(39,486)

Total Other Income (Expenses)	(18,498)	(19,743)	(38,153)	(39,486)

LOSS BEFORE INCOME TAXES	(66,493)	(81,551)	(129,148)	(140,638)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(66,493)	$(81,551)	$(129,148)	$(140,638)

BASIC:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	89,840,019	89,840,019	89,840,019	89,840,019

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(129,148)	$(140,638)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	22,090	23,530
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	94,666	91,270

Net Cash Used by Operating Activities	(12,392)	(25,838)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from third party advances	—	6,865
Proceeds from related party advances	12,392	18,973

Net Cash Provided by Financing Activities	12,392	25,838

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for services	$—	$—
Stock issued for conversion of debt	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2013

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2012 as reported in Form 10-K have been omitted.

2.       GOING CONCERN

The Company has a working capital deficit at June 30, 2013 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2013 of $1,328,371 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and six months ended June 30, 2013, net revenues were $-0- compared to $-0- for the three and six months ended June 30, 2012.

Selling General and Administrative Expenses .. Selling, general and administrative expenses for the three months ended June 30, 2013 were $47,995 compared to $61,808 for the three months ended June 30, 2012. For the six months ended June 30, 2013, selling, general and administrative expenses were $90,995 compared to $101,152 for the six months ended June 30, 2012. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended June 30, 2013 were $18,498 compared to $19,743 for the three months ended June 30, 2012. Other expenses for the six months ended June 30, 2013 were $38,153 compared to $39,486 for the six months ended June 30, 2012. Included in this category is interest expense related to promissory notes issued by the Company and the amortization of debt discount in the amount of $22,090 and $23,530, respectively, for the six months ended June 30, 2013, and 2012.

Net Income (Loss). Net loss for the six months ended June 30, 2013 was $129,148 compared to a net loss of $140,638 for the six months ended June 30, 2012.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of June 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VICAN RESOURCES, INC.
Date: August 9, 2013	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	13