Form 10-Q
period 2013-09-30
Vican Resources, Inc.
filed 2013-11-13
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [] No [X]

As of October 25, 2013, there were 0 outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,922,208 shares of the registrant's Class B common stock, $0.001 par value per share.

Table of Contents

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2013.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$568,438	$483,352
Due to related party	346,470	331,096
Advances from third party	6,865	6,865
Convertible note payable (net of discount of $-0-
and $22,090 respectively)	—	377,910

Total Current Liabilities	921,773	1,199,223

TOTAL LIABILITIES	921,773	1,199,223

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and
89,840,019 shares issued and outstanding, respectively	—	89,841
Class B Common Stock, $0.001 par value; 1,922,208 and
-0- shares issued and outstanding, respectively	1,922	—
Additional paid-in capital	1,915,936	1,369,206
Accumulated deficit	(2,839,631)	(2,660,095)

Total Stockholders' Deficit	(921,773)	(1,199,223)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	42,193	57,910	133,188	159,062

Total Operating Expenses	42,193	57,910	133,188	159,062

LOSS FROM OPERATIONS	(42,193)	(57,910)	(133,188)	(159,062)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $-0-, $11,765, $22,090
and $35,295, respectively)	(8,195)	(19,831)	(46,348)	(59,317)

Total Other Income (Expenses)	(8,195)	(19,831)	(46,348)	(59,317)

LOSS BEFORE INCOME TAXES	(50,388)	(77,741)	(179,536)	(218,379)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(50,388)	$(77,741)	$(179,536)	$(218,379)

BASIC:
Net loss per common share	$(0.24)	$(0.87)	$(1.38)	$(2.43)

Weighted average shares outstanding	208,862	89,840	129,950	89,840

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(179,536)	$(218,379)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	22,090	35,295
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	142,072	128,983

Net Cash Used by Operating Activities	(15,374)	(54,101)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from third party advances	—	6,865
Proceeds from related party advances	15,374	47,236

Net Cash Provided by Financing Activities	15,374	54,101

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Preferred Stock issued for conversion of debt	$456,986	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2013

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2012 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

The Company has a working capital deficit at September 30, 2013 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCK TRANSACTIONS

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allows for the conversion of 1,914,840,020 shares of Class A common stock, which amount represents all of the outstanding shares of common stock of the Company, into 1,922,208 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,922,208 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

During the process of converting our Series C Preferred Stock into Class A common stock and subsequently exchanging all of our Class A common stock into Class B common stock, we temporarily exceeded the number of authorized shares of our common stock, even though certificates for the 1,825,000,000 shares of Class A common stock were not actually distributed. Since the Share Exchange immediately followed the conversion of our Series C Preferred Stock, we now have a sufficient number of our common shares authorized for issuance.

Table of Contents	7

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2013

(Unaudited)

NOTE 3. STOCK TRANSACTIONS (Continued)

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $400,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a member of our Board of Directors. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria holds a controlling beneficial interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

NOTE 4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	8

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

Liquidity and Capital Resources

As of September 30, 2013, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2013 of $921,773 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

Table of Contents	9

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

Revenues. For the three and nine months ended September 30, 2013, net revenues were $-0- compared to $-0- for the three and nine months ended September 30, 2012.

Selling General and Administrative Expenses .. Selling, general and administrative expenses for the three months ended September 30, 2013 were $42,193 compared to $57,910 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, selling, general and administrative expenses were $133,188 compared to $159,062 for the nine months ended September 30, 2012. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended September 30, 2013 were $8,195 compared to $19,831 for the three months ended September 30, 2012. Other expenses for the nine months ended September 30, 2013 were $46,348 compared to $59,317 for the nine months ended September 30, 2012. Included in this category is interest expense related to promissory notes issued by the Company and the amortization of debt discount in the amount of $22,090 and $35,295, respectively, for the nine months ended September 30, 2013, and 2012.

Net Income (Loss). Net loss for the nine months ended September 30, 2013 was $179,536 compared to a net loss of $218,379 for the nine months ended September 30, 2012.

Table of Contents	10

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of September 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Table of Contents	11

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allows for the conversion of 1,914,840,020 shares of Class A common stock, which amount represents all of the outstanding shares of common stock of the Company, into 1,922,208 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,922,208 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

During the process of converting our Series C Preferred Stock into Class A common stock and subsequently exchanging all of our Class A common stock into Class B common stock, we temporarily exceeded the number of authorized shares of our common stock, even though certificates for the 1,825,000,000 shares of Class A common stock were not actually distributed. Since the Share Exchange immediately followed the conversion of our Series C Preferred Stock, we now have a sufficient number of our common shares authorized for issuance.

Table of Contents	12

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $400,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a member of our Board of Directors. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria holds a controlling beneficial interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Table of Contents	13

Item 6.Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 22, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: November 13, 2013	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	15