Form 10-K
period 2013-12-31
Vican Resources, Inc.
filed 2014-04-15
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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

(801)-816-2510

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

Based on the closing price of our common stock as listed on the OTCQB, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2013 was $32,883.30.

As of March 20, 2014 there were -0- shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and 1,943,634 outstanding shares of the registrant’s Class B common stock, par value $0.001 per share.

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

Table of Contents	4

and price movements of crude oil and natural gas. Oil and gas industry revenues grew in excess of 7% per annum, on average, from 2007-2012. However, due to the global recession, oil and gas revenues were moderate in 2013. In 2014, demand appears to be growing globally.

Crude Oil. The IEA forecasts that global demand in 2014 will climb to an all-time high of 92.4 mb/d, 1.2 mb/d more than the 2013 level. Meanwhile, inventories are expected to decrease in industrialized countries. According to data in the EIA's Drilling Productivity Report, 70 percent of new production in the Bakken shale, and 77 percent of new production in the Eagle Ford shale, will be needed just to make up for the decline of rapidly depleting legacy wells, and unless drilling rates increase substantially from current levels, supply growth is set to moderate considerably in 2014.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. However, the EIA recently adjusted its price forecasts for natural gas from $4.44 per million British thermal units this year and $4.14 in 2015, from its previous estimates of $4.17 and $4.11, due to a winter of prolonged, widespread, bitter cold weather throughout much of the United States which led to a record-breaking natural gas withdrawal season in 2014, bringing inventories of natural gas to a 11-year low. Cold weather also contributed to a surge in natural gas spot prices, which hit record levels in several markets during periods of extreme cold. Natural gas working inventories on February 28 totaled 1.20 trillion cubic feet (Tcf), 0.91Tcf (43%) below the level at the same time a year ago and 0.76Tcf (39%) below the five-year average (2009-13). Henry Hub natural gas spot prices were volatile over the past two months, increasing from $3.95 per million British thermal units (MMBtu) on January 10 to a high of $8.15/MMBtu on February 10, before falling back to $4.61/MMBtu on February 27, and then bouncing back up to $7.98/MMBtu on March 4. The EIA expects that the Henry Hub natural gas spot price, which averaged $3.73/MMBtu in 2013, will average $4.44/MMBtu in 2014, an increase of $0.28/MMBtu from the 2014 projection from last month. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

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

Table of Contents	5

Employees

As of December 31, 2013, we had 2 employees, although we intend to hire additional personnel to pursue our business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.    RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Office Facilities

During the first eight months of 2012, our executive offices were located at 12036 Naughton St., Houston, Texas 77024. In September 2012 our executive offices were ultimately relocated to our present location in Draper, Utah. During the entire year of 2013, we had a lease rate of $500 for our current offices on a month-to-month basis. During 2013, we incurred $6,000 in rental expense related to our corporate offices.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

Table of Contents	6

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB under the symbol “VCAN” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported on the OTCQB, was as follows:

	High	Low
Year ended December 31, 2013
First quarter	$0.0004	$0.0003
Second quarter	$0.0004	$0.0004
Third quarter	$0.01	$0.0001
Fourth quarter	$0.12	$0.03

Year ended December 31, 2012
First quarter	$0.004	$0.0015
Second quarter	$0.01	$0.001
Third quarter	$0.01	$0.0001
Fourth quarter	$0.01	$0.0003

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

On September 24, 2013, we converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allows for the conversion of 1,914,840,019 shares of Class A common stock, which amount represents all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until we have filed a Registration Statement with, and such Registration Statement has been delared effective by the U.S. Securities and Exchange Commission.

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

Number of Holders

As of March 20, 2014, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 20, 2014, there were 1,943,634 shares of Class B common stock outstanding and -0- shares of Class A common stock outstanding.

Transfer Agent

We have appointed Pacific Stock Transfer Company, Inc. (PSTC) as the transfer agent for our common stock. The principal office of PSTC is located at 4045 South Spencer Street Suite 403 Las Vegas, NV 89119 and their telephone number is (702) 361-3033.

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

On October 12, 2011, we issued an aggregate of 1,225,000 shares of Series C Preferred Stock to various officers, directors, and service providers of the Company. Each share of Series C Preferred Stock was convertible into one thousand (1,000) shares of common stock.

On December 20, 2011, we issued an aggregate of 8,750,000 shares of Series B Preferred Stock in connection with the acquisition of certain assets of Med Ex Direct, Inc. These shares were subsequently canceled in connection with the termination of the purchase of the assets on March 21, 2012 as described elsewhere in this report. Also on December 20, 2011, the April Note was converted into an aggregate of 600,000 shares of Series C Preferred Stock, each of which was converted into common stock as described below.

On September 24, 2013, we converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allows for the conversion of 1,914,840,019 shares of Class A common stock, which amount represents all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

Table of Contents	8

Certificates representing the shares of Class B common stock will not be distributed until we have filed a Registration Statement with, and such Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

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

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $700,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a member of our Board of Directors. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria holds a controlling beneficial interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

Table of Contents	9

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

Liquidity and Capital Resources

As of December 31, 2013, our working capital deficit of $989,049 was comprised of total current assets of $-0- and total current liabilities of $989,049. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from notes payable and advances from related parties.

Table of Contents	10

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

The independent registered public accounting firm’s report on our financial statements as of December 31, 2013, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 7 to the financial statements.

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

Net cash used in operating activities was $18,154 during the year ended December 31, 2013, with net loss of $246,812, amortization of debt discount of $22,090, and an increase in accounts payable and accrued expenses of $206,568.

During the year ended December 31, 2013, the Company had no net cash flows from investing activities.

During the year ended December 31, 2013, the Company had $18,154 in net cash provided by financing activities which consisted of advances from related parties in the amount of $18,154.

Results of Operations

Years Ended December 31, 2013 and 2012

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

Table of Contents	11

Revenues. Net revenues for both years ended December 31, 2013 and 2012 were $-0-.

Selling General and Administrative Expenses (“SG&A”). Total selling, general and administrative expense for the year ended December 31, 2013 of $178,581 consisted primarily of professional fees of $169,025, rent expense of $6,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2012 was $192,210. The decrease in SG&A expenses is due primarily to the decrease in overall business activity during 2013.

Other Income (Expense). Other income and expense for years ended December 31, 2013 and 2012 were $68,231 and $79,148, respectively. Included in this category is interest expense which includes amortization of debt discount of $22,090 and $47,060, respectively for the years ended December 31, 2013 and 2012. Other interest expense in 2013 and 2012 amounted to $46,141 and $32,088, respectively, related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2013 was $246,812 compared to net loss of $271,358 for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

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

Table of Contents	12

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	14

[REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

Table of Contents	15

[REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

Table of Contents	16

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2013	2012

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$70,962	$483,352
Due to related party	37,278	331,096
Advances from third party	6,865	6,865
Notes payable - related parties	854,473	—
Notes payable	19,471	—
Convertible note payable (net of discount of $-0-
and $22,090 respectively)	—	377,910

Total Current Liabilities	989,049	1,199,223

TOTAL LIABILITIES	989,049	1,199,223

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and
89,840,019 shares issued and outstanding, respectively	—	89,841
Class B Common Stock, $0.001 par value; 1,943,634 and
-0- shares issued and outstanding, respectively	1,944	—
Additional paid-in capital	1,915,914	1,369,206
Accumulated deficit	(2,906,907)	(2,660,095)

Total Stockholders' Deficit	(989,049)	(1,199,223)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	17

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	178,581	192,210

Total Operating Expenses	178,581	192,210

LOSS FROM OPERATIONS	(178,581)	(192,210)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $22,090 and $47,060, respectively)	(68,231)	(79,148)

Total Other Income (Expenses)	(68,231)	(79,148)

LOSS BEFORE INCOME TAXES	(246,812)	(271,358)

INCOME TAX EXPENSE	—	—

NET LOSS	$(246,812)	$(271,358)

BASIC:
Net loss per common share	$(0.32)	$(3.02)

Weighted average shares outstanding	764,764	89,840

The accompanying notes are an integral part of these financial statements.

Table of Contents	18

VICAN RESOURCES, INC.
(formerly Tremont Fair, Inc.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2011 through December 31, 2013

	Series A		Series B		Series C		Class A		Class B		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1 ,2011	—	$—	—	$—	—	$—	104,360,185	$104,361	—	$—	$(231,124)	$(257,772)	$(384,535)

Common stock issued for
conversion of debt	—	—	—	—	—	—	11,053,334	11,053	—	—	452,980	—	464,033

Redemption of common stock for
promissory note and preferred stock	100,000	100	—	—	—	—	(70,798,500)	(70,798)	—	—	(569,551)	—	(640,249)

Beneficial conversion feature relating
to issuance of $700,000 note	—	—	—	—	—	—	—	—	—	—	700,000	—	700,000

Common stock issued for services	—	—	—	—	—	—	45,225,000	45,225	—	—	637,650	—	682,875

Spin-off of Tremont Fair Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	(17,862)	79,199	61,337

Stock issued for purchase
of Vican Trading, Inc.	—	—	5,000,000	5,000	—	—	25,000,000	25,000	—	—	970,000	—	1,000,000

Preferred stock issued for services	—	—	—	—	1,225,000	1,225	—	—	—	—	23,275	—	24,500

Preferred stock issued for
conversion of debt	—	—	—	—	600,000	600	—	—	—	—	703,150	—	703,750

Redemption of stock for spin-off
of Vican Trading, Inc.	—	—	(5,000,000)	(5,000)	—	—	(25,000,000)	(25,000)	—	—	(970,000)	—	(1,000,000)

Redemption of preferred stock for
promissory note	(100,000)	(100)	—	—	—	—	—	—	—	—	(399,900)	—	(400,000)

Beneficial conversion feature relating
to issuance of $400,000 note	—	—	—	—	—	—	—	—	—	—	70,588	—	70,588

Net loss for the year ended
December 31, 2011	—	—	—	—	—	—	—	—	—	—	—	(2,210,164)	(2,210,164)

Balance, December 31, 2011	—	—	—	—	1,825,000	1,825	89,840,019	89,841	—	—	1,369,206	(2,388,737)	(927,865)

Net loss for the year ended
December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	(271,358)	(271,358)

Balance, December 31, 2012	—	—	—	—	1,825,000	1,825	89,840,019	89,841	—	—	1,369,206	(2,660,095)	(1,199,223)

Conversion of preferred stock for
common stock	—	—	—	—	(1,825,000)	(1,825)	1,825,000,000	1,825,000	—	—	(1,823,175)	—	—

Conversion of class A common stock
to class B common stock	—	—	—	—	—	—	(1,914,840,019)	(1,914,841)	1,943,634	1,944	1,912,897	—	—

Preferred stock issued for
conversion of debt	100	—	—	—	—	—	—	—	—	—	456,986	—	456,986

Net loss for the year ended
December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	(246,812)	(246,812)

Balance, December 31, 2013	100	$—	—	$—	—	$—	—	$—	1,943,634	$1,944	$1,915,914	$(2,906,907)	$(989,049)

The accompanying notes are an integral part of these financial statements.

Table of Contents	19

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(246,812)	$(271,358)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	22,090	47,060
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	206,568	179,337

Net Cash Used by Operating Activities	(18,154)	(44,961)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from third party advances	—	6,865
Proceeds from related party advances	18,154	50,096
Repayment of related party advances	—	(12,000)

Net Cash Provided by Financing Activities	18,154	44,961

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Conversion of Series C Preferred Stock to
Class A Common Stock	$1,823,175	$—
Conversion of Class A Common Stock to
Class B Common Stock	$1,912,897	—
Preferred stock issued for conversion of debt	456,986	—

The accompanying notes are an integral part of these financial statements.

Table of Contents	20

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

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

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2013 and 2012. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

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

Table of Contents	21

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2013 and 2012, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling, general and administrative expenses in the statements of operations. Advertising expense for the years ended December 31, 2013 and 2011 was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2013	2012
Basic net loss per share:

Loss (numerator)	$(246,812)	$(271,358)
Shares (denominator)	764,764	89,840
Per share amount	$(0.32)	$(3.02)

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

Table of Contents	22

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2013 the Company had net operating loss carryforwards of approximately $2,900,000 that may be offset against future taxable income through 2033. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$1,124,753	$1,040,837
Valuation allowance	(1,124,753)	(1,040,837)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	83,916	92,262
Valuation allowance	(83,916)	(92,262)
	$—	$—

Table of Contents	23

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2013	2012
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2011 and 2010.

j. Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the financial statements.

k. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

l.	Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair

Table of Contents	24

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

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

NOTE 2- NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:
	December 31, 2013	December 31, 2012
Notes payable to companies controlled by related parties, unsecured, interest at 10%, due March 29, 2014 (in default)	$854,473	$—
Total notes payable – related parties	854,473	—
Less: current portion	(854,473)	—
Long-term notes payable	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2014		$854,473
Total		$854,473

Accrued interest on notes payable for the years ended December 31, 2013 and 2012 was $21,303 and $-0-, respectively.

Table of Contents	25

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3- NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2013	December 31, 2012
Notes payable to companies, unsecured, interest at 10%, due March 29, 2014 (in default)	$19,471	$—
Notes payable to a company, unsecured, interest at 8%, monthly payments due starting on January 20, 2012, in default, convertible into common stock at 85% of market value (less unamortized debt discount of $-0- and $22,090, respectively)	—	377,910
Total notes payable	19,471	377,910
Less: current portion	(19,471)	(377,910)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending December 31,		Amount
2014		$19,471
Total		$19,471

Accrued interest on notes payable for the years ended December 31, 2013 and 2012 was $485 and $-0-, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from third parties and related parties, including stockholders and their affiliates, to cover operating expenses. On October 1, 2013, the balance due to a director of the Company of $311,973 was converted into a promissory note. As of December 31, 2013, advances from a related party that was not converted amounted to $37,278 compared to $331,096 as of December 31, 2012.

In approximately June of 2011, the Company entered into a verbal agreement with the Chief Financial Officer of the Company to provide accounting services at the rate of $5,000 per month. On October 1, 2013, the balance due of $140,000, which includes amounts from previous years, was converted into a promissory note.

In approximately January of 2012, the Company entered into a verbal agreement with a director of the Company to provide legal services at the rate of $7,500 per month. On October 1, 2013, the balance due of $402,500, which includes amounts from previous years, was converted into a promissory note.

Table of Contents	26

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

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

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allows for the conversion of 1,914,840,019 shares of Class A common stock, which amount represents all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A

Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

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

NOTE 6 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2013 or 2012.

Table of Contents	27

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2013 of $2,906,907, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the year ending December 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, under the supervision and with the participation of our Chief Financial Officer who is presently also our principal executive officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer and principal executive officer concluded that our disclosure controls and procedures were ineffective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Table of Contents	29

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

Based on its assessment, management concluded that we maintained ineffective internal control over financial reporting as of December 31, 2013.

ITEM 9B.    OTHER INFORMATION.

None.

Table of Contents	30

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	49	Chief Financial Officer

Cyrus Boga(2)	46	Director	2011

Kenneth I. Denos(3)	46	Director	2011

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

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Chene Gardner. Mr. Gardner, age 49, is also the Chief Financial Officer of Alto Group Holdings, Inc, having served in such capacity since April 15, 2010. In July 2007, May 2004, and August 2004, respectively until November, 2012, Mr. Gardner served as an executive officer and director of Nano Dimensions, Inc. (“NDI”) a filer of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Gardner was appointed as CEO, CFO and as a director of NDI. Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc., a filer of reports with the Commission under the Exchange Act, and has served in these capacities since March 2004. Mr. Gardner has served as the Financial Controller of Fuelstream, Inc., also a filer of reports with the Commission under the Exchange Act, since March, 2001. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Cyrus Boga. Mr. Boga, age 46, was previously the President of the Company from July 2009 to April 2011 and was a member of the Board of Directors of the Company from October 2008 to April 2011. Since February 2003, he has been the managing member of Poseidon Partners, LLC, a Texas-based company that purchases, rehabilitates and stabilizes distressed multifamily properties in Texas. Since 2007, he has served as President of Creekstone Equity Management, Inc., a Houston-based property management company. From 2005 to 2007, Mr. Boga was the President of Armil Properties, LLC, a Houston-based property management company. Mr. Boga has been involved in a variety of commercial roles involving multifamily properties, including property management, finance and marketing. His earlier experience included corporate finance and equity research at various investment banks, including Merrill Lynch and Bear Stearns. Mr. Boga holds dual

Table of Contents	31

M.A. Degrees in International Economics and International Relations from the Paul H. Nitze School of Advanced International Studies of Johns Hopkins University, and completed PhD coursework at Yale University.

Kenneth Denos. Mr. Denos, age 46, is a member of the Board of Directors, the Secretary, and the Chief Compliance Officer for Equus Total Return, Inc. (“Equus”), a closed-end fund traded on the New York Stock Exchange. He has served as a member of the Equus Board since July 2008, as its Secretary since June 2010, and as Chief Compliance Officer since July 2011. From August 2007 until June 2009, he was the Chief Executive Officer and President of Equus, and from June 2005 to August 2007, he was the Executive Vice President of Equus. Mr. Denos is presently the Chairman and CEO of the Acadia Group, Inc., an international corporate finance and investment firm, having served in this capacity since March 2009. Mr. Denos has also served as the Deputy Chairman of London Pacific & Partners, Inc., a Los Angeles-based advisory and investment firm which specializes in the healthcare, hospitality, and natural resources industries. From May 2007 until October 2009, Mr. Denos served as the Chief Executive Officer of MCC Global N.V., an Amsterdam-based business advisory firm. Since February 2012, he has served as a director of Start Scientific, Inc., a San Antonio-based oil and gas firm and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. From May 2000 to August 2007, he was the Chairman and CEO of SportsNuts, Inc., a sports event management company and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. In addition to a Bachelor of Science degree in Business Finance and Political Science, he holds a Master of Business Administration and a Juris Doctor from the University of Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended December 31, 2013, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

Table of Contents	32

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2013 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Chene C. Gardner	2013	$—	$—	$—	$—
CFO (1)	2012	$—	$—	$—	$—

Lorne Kalisky	2013	$—	$—	$—	$—
CEO (2)	2012	$—	$—	$—	$—

John D. Thomas	2013	$—	$—	$—	$—
President (3)	2012	$—	$—	$—	$—

Cyrus Boga	2013	$—	$—	$—	$—
President, Secretary,	2012	$—	$—	$—	$—
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

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2013 and 2012.

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

Table of Contents	33

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 20, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240, Draper, Utah 84020. The following table describes the ownership of our voting securities, based on 1,922,208 shares of Class B common stock outstanding. (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name of Beneficial Owner(1)	Number of Class B Common Shares Beneficially Owned(2)	Percent of Class(3)
Cyrus Boga(4)	600,000	31.33%
Kenneth Denos(5)	1,235,000	64.24%
Chene Gardner(6)	5,000	*
Sierra Vista Holdings, Inc. (7)	25,000	1.31%
All officers and directors as a group (3 persons)	1,835,000	95.83%

* Indicates ownership of less than one percent (1%).

(1)     The address of each officer, director, and beneficial owner is c/o Vican Resources, Inc., 11650 South State Street, Suite 240, Draper UT 84020.

(2)     The number of shares of Class B common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 1,922,208 shares of Class B common stock outstanding as of March 20, 2014, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Director of the Company. If the votes of the Series A Preferred Stock are taken into account, Mr. Boga would beneficially hold 99.8% of the voting securities of the Company.

(5)     Director and principal beneficial shareholder of the Company. Includes 1,235,000 shares of common stock held directly by Kenneth I. Denos, P.C., a professional corporation owned by Mr. Denos.

(6)     Chief Financial Officer and principal executive officer of the Company. Includes 5,000 shares of Class B common stock held directly by Chene C. Gardner & Associates, Inc., a corporation owned and controlled by Mr. Gardner.

(7)    Principal shareholder of the Company. Includes 25,000 shares of Class B common stock held directly.

Table of Contents	34

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010 and 2011, certain of our independent directors and our former advisory board member were each paid for each quarter of service in shares of our common stock with a value equal to $5,000 per quarter.

On April 15, 2011, we redeemed 70,798,500 shares of common stock (the “Redeemed Shares”) held by Cumbria Capital, L.P. (“Cumbria”), a Texas limited partnership owned and controlled by Cyrus Boga, then the Company’s Chief Executive Officer, in exchange for a convertible promissory note in the original principal amount of $700,000 which has since been converted as described below (hereafter, the “Cumbria Note”) into 100,000 shares of Series “A” shares of Preferred Stock that is not entitled to dividends or distributions or convertible into common stock, but collectively holds 1,000,000,000 voting rights and are entitled to vote together with holders of our common stock on all matters upon which our common stockholders may vote.

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

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock, which amount represents all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion there are no shares of Series C Preferred Stock outstanding. The shares of Series C Preferred Stock are beneficially held by Cyrus Boga and Kenneth I. Denos, both members of our Board of Directors.

On September 24, 2013, the Company converted the Cumbria Note into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a member of our Board of Directors. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Mr. Boga holds a controlling beneficial interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Table of Contents	35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, Morrill & Associates, LLC and GBH CPAs, PC for the last two fiscal years:

	2013	2012
Audit Fees	$18,429	$27,066
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$18,429	$27,066

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

Table of Contents	36

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation of Vican Resources, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2013).
3.2	Bylaws of Vican Resources, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 23, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	37

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAN RESOURCES, INC.

/s/ Chene Gardner
Dated: April 15, 2014	By: Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Cyrus Boga	Director	April 15, 2014
Cyrus Boga

/s/ Kenneth I. Denos	Director	April 15, 2014
Kenneth I. Denos

Table of Contents	38