Form 10-K/A
period 2013-12-31
Vican Resources, Inc.
filed 2014-04-15
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to furnish the Report of the Independent Registered Public Accountants in Item 8, “Financial Statements and Supplementary Date”, on pages 16 and 17.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

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

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vican Resources, Inc. (formerly Tremont Fair, Inc.)

Houston, TX

We have audited the accompanying balance sheet of Vican Resources, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has no assets, and has no significant current operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 8, 2013

Table of Contents	16

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

_______________

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vican Resources, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Vican Resources, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2013 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has no assets, and has no significant current operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

April 11, 2014

Table of Contents	17

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2013	2012

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$70,962	$483,352
Due to related party	37,278	331,096
Advances from third party	6,865	6,865
Notes payable - related parties	854,473	—
Notes payable	19,471	—
Convertible note payable (net of discount of $-0-
and $22,090 respectively)	—	377,910

Total Current Liabilities	989,049	1,199,223

TOTAL LIABILITIES	989,049	1,199,223

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	1,825
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and
89,840,019 shares issued and outstanding, respectively	—	89,841
Class B Common Stock, $0.001 par value; 1,943,634 and
-0- shares issued and outstanding, respectively	1,944	—
Additional paid-in capital	1,915,914	1,369,206
Accumulated deficit	(2,906,907)	(2,660,095)

Total Stockholders' Deficit	(989,049)	(1,199,223)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	18

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

Table of Contents	28

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

Table of Contents	29

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Table of Contents	30

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

Based on its assessment, management concluded that we maintained ineffective internal control over financial reporting as of December 31, 2013.

ITEM 9B.    OTHER INFORMATION.

None.

Table of Contents	31

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

Table of Contents	32

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

Table of Contents	34

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

(7)    Principal shareholder of the Company. Includes 25,000 shares of Class B common stock held directly.

Table of Contents	35

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

Table of Contents	36

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

Table of Contents	37

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation of Vican Resources, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2013).
3.2	Bylaws of Vican Resources, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 23, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	38

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

/s/ Cyrus Boga	Director	April 15, 2014
Cyrus Boga

/s/ Kenneth I. Denos	Director	April 15, 2014
Kenneth I. Denos

Table of Contents	39