Form 10-Q
period 2014-03-31
Vican Resources, Inc.
filed 2014-05-20
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [ ] No [X]

As of May 6, 2014, there were 0 outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

Table of Contents

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2014.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$131,958	$70,962
Due to related party	37,278	37,278
Advances from third party	6,865	6,865
Notes payable - related parties	854,473	854,473
Notes payable	19,471	19,471

Total Current Liabilities	1,050,045	989,049

TOTAL LIABILITIES	1,050,045	989,049

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
-0- shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(2,967,903)	(2,906,907)

Total Stockholders' Deficit	(1,050,045)	(989,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	39,447	43,000

Total Operating Expenses	39,447	43,000

LOSS FROM OPERATIONS	(39,447)	(43,000)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $-0- and $11,765, respectively)	(21,549)	(19,655)

Total Other Income (Expenses)	(21,549)	(19,655)

LOSS BEFORE INCOME TAXES	(60,996)	(62,655)

INCOME TAX EXPENSE	—	—

NET LOSS	$(60,996)	$(62,655)

BASIC:
Net loss per common share	$(0.03)	$(0.03)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(60,996)	$(62,655)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	—	11,765
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	60,996	44,242

Net Cash Used by Operating Activities	—	(6,648)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	—	6,648

Net Cash Provided by Financing Activities	—	6,648

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2014

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2013 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

The Company has a working capital deficit at March 31, 2014 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

March 31, 2014

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

NOTE 4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2014 of $2,967,903 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Table of Contents	9

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

Revenues. For the three months ended March 31, 2014, net revenues were $-0- compared to $-0- for the three months ended March 31, 2013.

Selling General and Administrative Expenses .. Selling, general and administrative expenses for the three months ended March 31, 2014 were $39,447 compared to $43,000 for the three months ended March 31, 2013. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended March 31, 2014 were $21,549 compared to $19,655 for the three months ended March 31, 2013. Included in this category is interest expense related to promissory notes issued by the Company and the amortization of debt discount in the amount of $-0- and $11,765, respectively, for the three months ended March 31, 2014, and 2013.

Net Income (Loss). Net loss for the three months ended March 31, 2014 was $60,996 compared to a net loss of $62,655 for the three months ended March 31, 2013.

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

Table of Contents	10

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of March 31, 2014, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	11

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

Item 3. Defaults Upon Senior Securities

None.

Table of Contents	12

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 22, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: May 20, 2014	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	14