Form 10-Q
period 2014-06-30
Vican Resources, Inc.
filed 2014-08-19
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ] No [X]

As of August 11, 2014, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

Table of Contents	1

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2014.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2014	2013
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$191,896	$70,962
Due to related party	51,727	37,278
Advances from third party	6,865	6,865
Notes payable - related parties	451,973	854,473
Notes payable	421,971	19,471

Total Current Liabilities	1,124,432	989,049

TOTAL LIABILITIES	1,124,432	989,049

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,042,290)	(2,906,907)

Total Stockholders' Deficit	(1,124,432)	(989,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	52,482	47,995	91,929	90,995

Total Operating Expenses	52,482	47,995	91,929	90,995

LOSS FROM OPERATIONS	(52,482)	(47,995)	(91,929)	(90,995)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $-0-, $10,325, $-0-, and $22,090,
respectively)	(21,905)	(18,498)	(43,454)	(38,153)

Total Other Income (Expenses)	(21,905)	(18,498)	(43,454)	(38,153)

LOSS BEFORE INCOME TAXES	(74,387)	(66,493)	(135,383)	(129,148)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(74,387)	$(66,493)	$(135,383)	$(129,148)

BASIC:
Net loss per common share	$(0.04)	$(0.03)	$(0.07)	$(0.07)

Weighted average shares outstanding	1,943,634	1,943,634	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(135,383)	$(129,148)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	—	22,090
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	120,934	94,666

Net Cash Used by Operating Activities	(14,449)	(12,392)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	14,449	12,392

Net Cash Provided by Financing Activities	14,449	12,392

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Reclassification from notes payable - related parties to notes payable	$402,500	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2014

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2013 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

The Company has a working capital deficit at June 30, 2014 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

June 30, 2014

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

NOTE 4. CHANGE IN MANAGEMENT

On May 27, 2014, Cyrus Boga and Kenneth Denos resigned from the Board of Directors, and Chene Gardner resigned as an officer of the Company. Mr. Boga and Mr. Denos were appointed to the Board of Directors on December 15, 2011 and December 20, 2011 respectively. Mr. Gardner was appointed as an officer of the Company on May 31, 2011. Also on May 27, 2014, Maryorie Michelle Rivas Batista and Mirta Mojica De Quintero were appointed to the Board of Directors of the Company. Mses. Batista was further appointed Chief Executive Officer of the Company.

On August 18, 2014, Chene Gardner was reinstated as the Company's Chief Executive Officer and sole member of the board of directors of the Company. Furthermore, Maryorie Michelle Rivas Batista and Mirta Mojica De Quintero were released as officers and directors of the Company.

NOTE 5. RECLASSIFICATION OF NOTES PAYABLE - RELATED PARTIES

On April 30, 2014, a related party sold and transferred a promissory note with a principal balance of $402,500 to 33 Limited. 33 Limited is not a related party to the former or current management of the Company. During the quarter ended June 30, 2014, the Company reclassified $402,500 from Notes payable - related parties to Notes payable on the Balance Sheet.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2014 of $1,124,432 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and six months ended June 30, 2014, net revenues were $-0- compared to $-0- for the three and six months ended June 30, 2013.

Selling General and Administrative Expenses .. Selling, general and administrative expenses for the three months ended June 30, 2014 were $52,482 compared to $47,995 for the three months ended June 30, 2013. Selling, general and administrative expenses for the six months ended June 30, 2014 were $91,929 compared to $90,995 for the six months ended June 30, 2013. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended June 30, 2014 were $21,905 compared to $18,498 for the three months ended June 30, 2013. Other expenses for the six months ended June 30, 2014 were $43,454 compared to $38,153 for the six months ended June 30, 2013. Included in this category is interest expense related to promissory notes issued by the Company and the amortization of debt discount in the amount of $-0- and $22,090, respectively, for the six months ended June 30, 2014, and 2013.

Net Income (Loss). Net loss for the three months ended June 30, 2014 was $74,387 compared to a net loss of $66,493 for the three months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $135,383 compared to a net loss of $129,148 for the six months ended June 30, 2013.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of June 30, 2014, our primary source of liquidity consisted of-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VICAN RESOURCES, INC.
Date: August 19, 2014	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	14