Form 10-Q
period 2014-09-30
Vican Resources, Inc.
filed 2014-11-12
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [ ] No [X]

As of October 30, 2014, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

Table of Contents

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2014.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2014	2013
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$256,024	$70,962
Due to related party	55,139	37,278
Advances from third party	6,865	6,865
Notes payable - related parties	451,973	854,473
Notes payable	421,971	19,471

Total Current Liabilities	1,191,972	989,049

TOTAL LIABILITIES	1,191,972	989,049

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
-0- shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
1,825,000 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,109,830)	(2,906,907)

Total Stockholders' Deficit	(1,191,972)	(989,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	45,397	42,193	137,326	133,188

Total Operating Expenses	45,397	42,193	137,326	133,188

LOSS FROM OPERATIONS	(45,397)	(42,193)	(137,326)	(133,188)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $-0-, $-0-, $-0-, and $22,090,
respectively)	(22,143)	(8,195)	(65,597)	(46,348)

Total Other Income (Expenses)	(22,143)	(8,195)	(65,597)	(46,348)

LOSS BEFORE INCOME TAXES	(67,540)	(50,388)	(202,923)	(179,536)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(67,540)	$(50,388)	$(202,923)	$(179,536)

BASIC:
Net loss per common share	$(0.03)	$(0.03)	$(0.10)	$(0.09)

Weighted average shares outstanding	1,943,634	1,943,634	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(202,923)	$(179,536)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	—	22,090
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	185,062	142,072

Net Cash Used by Operating Activities	(17,861)	(15,374)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	17,861	15,374

Net Cash Provided by Financing Activities	17,861	15,374

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Reclassification from notes payable - related parties to notes payable	$402,500	$—
Preferred stock issued for conversion of debt	$—	$456,986

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2014

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2013 as reported in Form 10-K have been omitted.

NOTE 2. GOING CONCERN

The Company has a working capital deficit at September 30, 2014 and has not established a recurring source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital through the sales of equity and attaining additional profitable operations. Currently the Company is receiving cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

September 30, 2014

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

NOTE 5. RECLASSIFICATION OF NOTES PAYABLE - RELATED PARTIES

On April 30, 2014, a related party sold and transferred a promissory note with a principal balance of $402,500 to 33 Limited. 33 Limited is not a related party to the former or current management of the Company. During the quarter ended September 30, 2014, the Company reclassified $402,500 from Notes payable - related parties to Notes payable on the Balance Sheet.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2014 of $1,191,972 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and nine months ended September 30, 2014, net revenues were $-0- compared to $-0- for the three and nine months ended September 30, 2014.

Selling General and Administrative Expenses .. Selling, general and administrative expenses for the three months ended September 30, 2014 were $45,397 compared to $42,193 for the three months ended September 30, 2013. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $137,326 compared to $133,188 for the nine months ended September 30, 2013. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended September 30, 2014 were $22,143 compared to $8,195 for the three months ended September 30, 2013. Other expenses for the nine months ended September 30, 2014 were $65,597 compared to $46,348 for the nine months ended September 30, 2013. Included in this category is interest expense related to promissory notes issued by the Company and the amortization of debt discount in the amount of $-0- and $22,090, respectively, for the nine months ended September 30, 2014, and 2013.

Net Income (Loss). Net loss for the three months ended September 30, 2014 was $67,540 compared to a net loss of $50,388 for the three months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $202,923 compared to a net loss of $179,536 for the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Table of Contents	10

Personnel

Vican Resources has no full-time employees, but utilizes other project-based contract personnel to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with the filing of reports with the Securities and Exchange Commission which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of September 30, 2014, our primary source of liquidity consisted of-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Table of Contents	11

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Contents	12

On October 1, 2013, the Company converted outstanding invoices of the Company in the aggregate amount of $873,944 to 5 promissory notes in the original principal amounts of $10,500, $8,971, $140,000, $311,972.50, and $402,500 (the “Notes”) to various contractors and consultants of the Company. The Notes mature 180 days from their issuance, and carry an interest rate of 10% per annum. The Notes shall at their maturity dates, be due and payable in full.

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

VICAN RESOURCES, INC.
Date: November 12, 2014	By: /s/ Chene Gardner Name: Chene Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	14