Form 10-K
period 2014-12-31
Vican Resources, Inc.
filed 2015-04-15
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

Based on the closing price of our common stock as listed on the OTCQB, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2014 was $32,883.30.

As of March 26, 2015 there were -0- shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and 1,943,634 outstanding shares of the registrant’s Class B common stock, par value $0.001 per share.

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

Table of Contents	4

in 2013 and 2014 and curtailed sharply in late 2014 due to the steep drop in oil and gas prices. Nevertheless, the EIA projects that despite lower crude oil prices, U.S. crude oil production is expected to grow in 2015 to meet with moderately rising global demand.

Crude Oil. Despite the recent decline in oil prices, the Energy Information Administration (EIA) still projects global oil production will grow by 1 million barrels a day in 2015. U.S. oil production is projected to grow by 1.1 million barrels a day, while Brazilian and Canadian production together will grow by 200,000 barrels a day, with North Sea and Saudi production declining by 300,000 barrels a day. According to data in the EIA's Drilling Productivity Report, 70 percent of new production in the Bakken shale, and 77 percent of new production in the Eagle Ford shale, will be needed just to make up for the decline of rapidly depleting legacy wells, and unless drilling rates increase substantially from current levels, supply growth is set to moderate considerably.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. However, the EIA recently adjusted its price forecasts for natural gas from $4.44 per million British thermal units this year and $4.14 in 2015, from its previous estimates of $4.17 and $4.11, due to a winter of prolonged, widespread, bitter cold weather throughout much of the United States which led to a record-breaking natural gas withdrawal season in 2014, bringing inventories of natural gas to a 11-year low. In 2015, total natural gas consumption is expected to decline as lower residential and commercial consumption offset increases in the electric power and industrial sectors. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

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

Employees

As of December 31, 2014, we have 1 employee, although we intend to hire additional personnel to pursue our business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.   RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Facilities

Our principal executive offices are located at 11650 South State Street, Suite 240, Draper, Utah 84020. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated. During the years of 2013 and 2014, we had a lease rate of $500 for our current offices on a month-to-month basis.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB under the symbol “VCAN” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported on the OTCQB, was as follows:

	High	Low
Year ended December 31, 2014
First quarter	$0.03	$0.0004
Second quarter	$0.0158	$0.0002
Third quarter	$0.0031	$0.0001
Fourth quarter	$0.001	$0.001

Year ended December 31, 2013
First quarter	$0.0004	$0.0003
Second quarter	$0.0004	$0.0004
Third quarter	$0.01	$0.0001
Fourth quarter	$0.12	$0.03

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

Number of Holders

As of March 26, 2015, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 26, 2015, there were 1,943,634 shares of Class B common stock outstanding and -0- shares of Class A common stock outstanding.

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

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $700,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a director of the Company from December 15, 2011 to May 27, 2014. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria holds a controlling voting interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Table of Contents	8

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

Table of Contents	9

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

Liquidity and Capital Resources

As of December 31, 2014, our working capital deficit of $1,258,594 was comprised of total current assets of $-0- and total current liabilities of $1,258,594. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from advances from related parties.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2014, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8 to the financial statements.

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

Net cash used in operating activities was $21,690 during the year ended December 31, 2014, with a net loss of $269,545 and an increase in accounts payable and accrued expenses of $247,855.

During the year ended December 31, 2014, the Company had no net cash flows from investing activities.

Table of Contents	10

During the year ended December 31, 2014, the Company had $21,690 in net cash provided by financing activities which consisted of advances from related parties in the amount of $21,690.

Results of Operations

Years Ended December 31, 2014 and 2013

Revenues. Net revenues for both years ended December 31, 2014 and 2013 were $-0-.

Selling General and Administrative Expenses (“SG&A”). Total selling, general and administrative expense for the year ended December 31, 2014 of $181,790 consisted primarily of professional fees of $171,721, rent expense of $6,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2013 was $178,581. The increase in SG&A expenses is due primarily to the increase in legal and accounting fees associated with the Company filings with the Securities and Exchange Commission.

Other Income (Expense). Other expense for years ended December 31, 2014 and 2013 were $87,755 and $68,231, respectively. Included in this category is interest expense which includes amortization of debt discount of $-0- and $22,090, respectively for the years ended December 31, 2014 and 2013. Other interest expense in 2014 and 2013 amounted to $87,755 and $46,141, respectively, related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2014 was $269,545 compared to net loss of $246,812 for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projections of future cash flows.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and

Table of Contents	11

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	12

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vican Resources, Inc.

I have audited the accompanying balance sheet of Vican Resources, Inc. (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2014 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

April 14, 2015

Table of Contents	14

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 SOUTH 400 EAST, SUITE 100

SALT LAKE CITY, UTAH 84111

_______________

PHONE (801) 328-2727 FAX (801) 328-1123

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

April 11, 2014

Table of Contents	15

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2014	2013

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$318,817	$70,962
Advances from related parties	58,968	37,278
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,258,594	989,049

TOTAL LIABILITIES	1,258,594	989,049

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,176,452)	(2,906,907)

Total Stockholders' Deficit	(1,258,594)	(989,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	16

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	181,790	178,581

Total Operating Expenses	181,790	178,581

LOSS FROM OPERATIONS	(181,790)	(178,581)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt
discount of $-0-, and $22,090, respectively	(87,755)	(68,231)

Total Other Income (Expenses)	(87,755)	(68,231)

LOSS BEFORE INCOME TAXES	(269,545)	(246,812)

INCOME TAX EXPENSE	—	—

NET LOSS	$(269,545)	$(246,812)

BASIC:
Net loss per common share	$(0.14)	$(0.32)

Weighted average shares outstanding	1,943,634	764,764

The accompanying notes are an integral part of these financial statements.

Table of Contents	17

VICAN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2011 through December 31, 2014

	Series A		Series B		Series C		Class A		Class B		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1 , 2013	—	$—	—	$—	1,825,000	$1,825	89,840,019	$89,841	—	$—	$1,369,206	$(2,660,095)	$(1,199,223)

Conversion of preferred stock for
common stock	—	—	—	—	(1,825,000)	(1,825)	1,825,000,000	1,825,000	—	—	(1,823,175)	—	—

Conversion of class A common stock
to class B common stock	—	—	—	—	—	—	(1,914,840,019)	(1,914,841)	1,943,634	1,944	1,912,897	—	—

Preferred stock issued for
conversion of debt	100	—	—	—	—	—	—	—	—	—	456,986	—	456,986

Net loss for the year ended
December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	(246,812)	(246,812)

Balance, December 31, 2013	100	—	—	—	—	—	—	—	1,943,634	1,944	1,915,914	(2,906,907)	(989,049)

Net loss for the year ended
December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	(269,545)	(269,545)

Balance, December 31, 2014	100	$—	—	$—	—	$—	—	$—	1,943,634	$1,944	$1,915,914	$(3,176,452)	$(1,258,594)

The accompanying notes are an integral part of these finanical statements.

Table of Contents	18

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(269,545)	$(246,812)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	—	22,090
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	247,855	206,568

Net Cash Used by Operating Activities	(21,690)	(18,154)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	21,690	18,154

Net Cash Provided by Financing Activities	21,690	18,154

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Conversion of Series C Preferred Stock to
Class A Common Stock	$—	$1,823,175
Conversion of Class A Common Stock to
Class B Common Stock	$—	$1,912,897
Series A Preferred Stock issued for conversion of debt	$—	$456,986

The accompanying notes are an integral part of these financial statements.

Table of Contents	19

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

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

e. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling, general and administrative expenses in the statements of operations. Advertising expense for the years ended December 31, 2014 and 2013 was $-0-.

Table of Contents	20

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

f. Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

For the year ended December 31, 2013, the common shares underlying the 1,825,000 shares of Series C Preferred Stock outstanding from January 1, 2013 to September 24, 2013 were excluded from the calculation of diluted shares outstanding as their inclusion would be anti-dilutive.

g. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

h. Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the financial statements.

i. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

j. Financial Instruments

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

- Level 3 inputs to valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	December 31,
	2014	2013
Kenneth I. Denos, P.C. – legal services	$112,500	$22,500
Chene C. Gardner & Associates, Inc.- accounting services	75,000	15,000
Rent	7,500	1,500
Other vendors	14,634	10,173
Accrued interest on notes payable to related parties	109,183	21,789
Total	$318,817	$70,962

Kenneth I. Denos, P.C. is the majority common stockholder of the Company and is controlled by Kenneth I. Denos, director of the Company from December 20, 2011 to May 27, 2014. Under a verbal agreement commencing January 2012, Kenneth I. Denos, P.C. has provided legal services to the Company for accrued compensation of $7,500 per month.

Chene C. Gardner & Associates Inc. is controlled by Chene C. Gardner, Chief Financial Officer of the Company from May 31, 2011 to May 27, 2014 and sole officer and director of the Company from August 18, 2014 to present. Under a verbal agreement commencing June 2011, Chene C. Gardner & Associates, Inc. has provided accounting services to the Company for accrued compensation of $5,000 per month.

NOTE 3 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	December 31,
	2014	2013
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	17,861	—
John D. Thomas, P.C.	3,829	—
Total	$58,968	$37,278
Table of Contents	22

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	December 31,
	2014	2013
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

All common share issuances were recorded at market value on the date of issuance.

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $400,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a director of the Company from December 15, 2011 to May 27, 2014. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria holds a controlling voting interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

December 31, 2014 and 2013

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

NOTE 6 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2014 or 2013.

NOTE 7 - INCOME TAXES

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $3,200,000 that may be offset against future taxable income through 2034. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Table of Contents	24

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2013	2013
Deferred tax assets:
NOL Carryover	$1,216,398	$1,124,753
Valuation allowance	(1,216,398)	(1,124,753)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Expected tax at 34%	$(91,645)	$(83,916)
Non-deductible amortization of debt discount	—	7,511
Change in valuation allowance	91,645	76,405
Provision for (benefit from) income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2014	2013
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Table of Contents	25

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2014 of $3,176,452, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Table of Contents	26

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 1, 2014, Vican Resources, Inc. (the “Company”) was informed by its independent registered public accounting firm, Morrill & Associates, LLC, ("M&A"), that M&A has combined its public audit practice with Pritchett Siler & Hardy, P.C., (“PSH”) effective April 1, 2014. As a result, M&A effectively resigned as the Company's independent registered public accounting firm and PSH became the Company's independent registered public accounting firm. The engagement of PSH as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on April 1, 2014.

The principal accountant's reports of M&A on the financial statements of the Company as of and for the two years ended December 31, 2012 and December 31, 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The principal accountant’s reports of M&A on the financial statements of the Company for the years ended December 31, 2012 and 2011 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the two years ended December 31, 2012 and December 31, 2011, and through the date of this 8-K including the first, second and third quarter 2013 interim periods, there were no disagreements with M&A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to M&A satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the two years ended December 31, 2012 and December 31, 2011 and through the date of this 8-K, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On January 22, 2015 Vican Resources, Inc. (hereafter, “we” “us” “our” or the “Company”) dismissed its independent registered accountant, Pritchett, Siler & Hardy, P.C. (hereafter “PSH”). The Company engaged PSH as its independent registered accountant on April 1, 2014.

The report of PSH regarding the Company’ financial statements for the fiscal year ended December 31, 2013, as well as the financial statements of the Company contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

During the period from April 1, 2014 through to January 22, 2015, the date of dismissal, there were no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PSH would have caused it to make reference to the subject matter of the disagreements in connection with its report.

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

Table of Contents	27

allow timely decisions regarding required disclosure. As of December 31, 2014, under the supervision and with the participation of our Chief Financial Officer who is presently also our principal executive officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer and principal executive officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

ITEM 9B.   OTHER INFORMATION.

None.

Table of Contents	28

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	49	Chief Financial Officer and sole Director

(1) Mr. Gardner was appointed as Chief Financial Officer on May 26, 2011.

Our sole director is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our sole officer serves at the will of our Board of Directors.

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Chene Gardner. Mr. Gardner, age 50, is the President of Chene C. Gardner & Associates, Inc., a company which provides accounting services and specializes in assisting public entities with their filings with the Securities and Exchange Commission. Mr. Gardner has previously served as the Chief Financial Officer and Principal Executive Officer of the Company. Mr. Gardner also currently serves as Financial Controller of several public companies such as Start Scientific, Inc., Fuelstream, Inc., Helmer Directional Drilling, Inc. and Uplift Nutrition, Inc. All these companies are filers of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc. Mr. Gardner also assists several non-public companies with their accounting functions. Mr. Gardner has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended December 31, 2014, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify

Table of Contents	29

standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2014 and 2013 of our executive officers (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Accrued Compensation	Total

Chene C. Gardner	2014	$—	$—	$60,000	$60,000
CFO (1)	2013	$—	$—	$60,000	$60,000

Maryorie Michelle Rivas Batista	2014	$—	$—	$—	$—
CEO (2)	2013	$—	$—	$—	$—

(1)	Appointed May 31, 2011.
(2)	Appointed as Chief Executive Officer, President and Secretary on May 27, 2014. Replaced on August 18, 2014.

There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Table of Contents	30

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2014 and 2013.

Director Compensation

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March __, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240, Draper, Utah 84020. The following table describes the ownership of our voting securities, based on 1,943,634 shares of Class B common stock outstanding. (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name of Beneficial Owner(1)	Number of Class B Common Shares Beneficially Owned(2)	Percent of Class(3)
Cyrus Boga(4)	600,000	30.87%
Kenneth Denos(5)	1,235,000	63.54%
Chene Gardner(6)	5,000	*
All officers and directors as a group (1 person)	5,000	*

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

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 1,943,634 shares of Class B common stock outstanding as of March __, 2015, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

Table of Contents	31

(4)     Former director of the Company. If the votes of the Series A Preferred Stock are taken into account, Mr. Boga would beneficially hold 99.9% of the voting securities of the Company.

(5)     Former director and principal beneficial shareholder of the Company. Includes 1,235,000 shares of common stock held directly by Kenneth I. Denos, P.C., a professional corporation owned by Mr. Denos.

(6)     Sole director, Chief Financial Officer and principal executive officer of the Company. Includes 5,000 shares of Class B common stock held directly by Chene C. Gardner & Associates, Inc., a corporation owned and controlled by Mr. Gardner.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock, which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion there are no shares of Series C Preferred Stock outstanding.

On September 24, 2013, the Company converted the Cumbria Note into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Mr. Boga holds a controlling voting interest in the Company and Mr. Boga may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Director Independence

Chene Gardner, our sole member of the Board of Directors, is not considered an “independent director” as such term is defined in the published listing requirements of the New York Stock Exchange. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firms, Pritchett, Siler & Hardy, P.C. and Morrill & Associates, LLC for the last two fiscal years:

	2014	2013
Audit Fees	$20,218	$18,429
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$20,218	$18,429

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

Table of Contents	32

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation of Vican Resources, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2013).
3.2	Bylaws of Vican Resources, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 23, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAN RESOURCES, INC.

/s/ Chene Gardner
Dated: April 15, 2015	By: Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Chene C. Gardner	Director	April 15, 2015
Chene C. Gardner

Table of Contents	34