Form 10-Q
period 2015-03-31
Vican Resources, Inc.
filed 2015-05-07
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [X]

As of May 4, 2015, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

Table of Contents

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2015.

Table of Contents	3

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2015	2014

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$377,315	$318,817
Advances from related parties	69,779	58,968
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,327,903	1,258,594

TOTAL LIABILITIES	1,327,903	1,258,594

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,245,761)	(3,176,452)

Total Stockholders' Deficit	(1,327,903)	(1,258,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	47,648	39,447

Total Operating Expenses	47,648	39,447

LOSS FROM OPERATIONS	(47,648)	(39,447)

OTHER INCOME (EXPENSES)

Interest expense	(21,661)	(21,549)

Total Other Income (Expenses)	(21,661)	(21,549)

LOSS BEFORE INCOME TAXES	(69,309)	(60,996)

INCOME TAX EXPENSE	—	—

NET LOSS	$(69,309)	$(60,996)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.03)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(69,309)	$(60,996)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	58,498	60,996

Net Cash Used by Operating Activities	(10,811)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	10,811	—

Net Cash Provided by Financing Activities	10,811	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Vican Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 5, 2002 under the name of “Tremont Fair, Inc.” From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc. and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil & gas wells located in Jefferson County, Mississippi. In consideration of the assignments the Company is to pay all costs and expenses associated with the development of the working interests. To date there have been no costs incurred or required.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2014 as reported in Form 10-K have been omitted.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding.

Table of Contents	7

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	March 31, 2015	December 31, 2014
Kenneth I. Denos, P.C. – legal services	$135,000	$112,500
Chene C. Gardner & Associates, Inc.- accounting services	90,000	75,000
Rent	9,000	7,500
Other vendors	12,583	14,634
Accrued interest on notes payable to related parties	130,732	109,183
Total	$377,315	$318,817

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

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	March 31, 2015	December 31, 2014
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	17,861	17,861
John D. Thomas, P.C.	14,640	3,829
Total	$69,779	$58,968

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

Table of Contents	8

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	March 31, 2015	December 31, 2014
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

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

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allowed for the conversion of 1,914,840,019 shares of Class A common stock, which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

Table of Contents	9

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

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

NOTE 8 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards NOL Carryover	$1,239,963	$1,216,398
Valuation allowance	(1,239,963)	(1,216,398)

Net deferred tax asset	$—	$—
Table of Contents	10

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the three months ended March 31, 2015 and 2014 due to the following:

	Three Months Ended March 31,
	2015	2014
Expected tax at 34%	$(23,565)	$(20,739)
Change in valuation allowance	23,565	20,739
Provision for (benefit from) income taxes	$—	$—

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2015 of $3,245,761, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Table of Contents	11

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

Liquidity and Capital Resources

As of March 31, 2015, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2015 of $1,327,903 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Table of Contents	12

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

Revenues. For the three months ended March 31, 2015, net revenues were $-0- compared to $-0- for the three months ended March 31, 2014.

Selling General and Administrative Expenses . Selling, general and administrative expenses for the three months ended March 31, 2015 were $47,648 compared to $39,447 for the three months ended March 31, 2014. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended March 31, 2015 were $21,661 compared to $21,549 for the three months ended March 31, 2014. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended March 31, 2015 was $69,309 compared to a net loss of $60,996 for the three months ended March 31, 2014.

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

Table of Contents	13

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of March 31, 2015, our primary source of liquidity consisted of-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	14

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 22, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on March 22, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICAN RESOURCES, INC.
Date: May __, 2015	By: /s/ Chene C. Gardner Name: Chene C. Gardner Title: Chief Financial Officer and Principal Executive Officer

Table of Contents	16