Form 10-Q
period 2015-06-30
Vican Resources, Inc.
filed 2015-08-13
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [ ] No [X]

As of August 4, 2015, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2015.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2015	2014

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$452,108	$318,817
Advances from related parties	69,779	58,968
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,402,696	1,258,594

TOTAL LIABILITIES	1,402,696	1,258,594

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,320,554)	(3,176,452)

Total Stockholders' Deficit	(1,402,696)	(1,258,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	53,004	52,482	100,652	91,929

Total Operating Expenses	53,004	52,482	100,652	91,929

LOSS FROM OPERATIONS	(53,004)	(52,482)	(100,652)	(91,929)

OTHER INCOME (EXPENSES)

Interest expense	(21,789)	(21,905)	(43,450)	(43,454)

Total Other Income (Expenses)	(21,789)	(21,905)	(43,450)	(43,454)

LOSS BEFORE INCOME TAXES	(74,793)	(74,387)	(144,102)	(135,383)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(74,793)	$(74,387)	$(144,102)	$(135,383)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.07)

Weighted average shares outstanding	1,943,634	1,943,634	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(144,102)	$(135,383)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	133,291	120,934

Net Cash Used by Operating Activities	(10,811)	(14,449)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	10,811	14,449

Net Cash Provided by Financing Activities	10,811	14,449

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Reclassification from notes payable - related parties to notes payable	$—	$402,500

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Vican Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 5, 2002 under the name of “Tremont Fair, Inc.” From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc. and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil and gas exploration, development and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil and gas wells located in Jefferson County, Mississippi. In consideration of the assignments the Company is to pay all costs and expenses associated with the development of the working interests. To date there have been no costs incurred or required.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2014 as reported in Form 10-K have been omitted.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	June 30, 2015	December 31, 2014
Kenneth I. Denos, P.C. – legal services	$157,500	$112,500
Chene C. Gardner & Associates, Inc.- accounting services	105,000	75,000
Rent	10,500	7,500
Other vendors	26,587	14,634
Accrued interest on notes payable to related parties	152,521	109,183
Total	$452,108	$318,817

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

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	June 30, 2015	December 31, 2014
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	17,861	17,861
John D. Thomas, P.C.	14,640	3,829
Total	$69,779	$58,968

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	June 30, 2015	December 31, 2014
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2015

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

NOTE 8 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Net deferred tax assets consist of the following components as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards NOL Carryover	$1,265,393	$1,216,398
Valuation allowance	(1,265,393)	(1,216,398)

Net deferred tax asset	$—	$—

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the six months ended June 30, 2015 and 2014 due to the following:

	Six Months Ended June 30,
	2015	2014
Expected tax at 34%	$(48,995)	$(46,030)
Change in valuation allowance	48,995	46,030
Provision for (benefit from) income taxes	$—	$—

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2015 of $3,320,554, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil and gas wells located in Jefferson County, Mississippi. We expect that oil and gas exploration and development activities will constitute the principal business of the Company in the future.

Liquidity and Capital Resources

As of June 30, 2015, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2015 of $1,402,696 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 21-22, 2012, we again changed our business to become an oil and gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil and gas wells located in Jefferson County, Mississippi.

Revenues. For the three and six months ended June 30, 2015, net revenues were $-0- compared to $-0- for the three and six months ended June 30, 2014.

Selling General and Administrative Expenses . Selling, general and administrative expenses for the three months ended June 30, 2015 were $53,004 compared to $52,482 for the three months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 were $100,652 compared to $91,929 for the six months ended June 30, 2014. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended June 30, 2015 were $21,789 compared to $21,905 for the three months ended June 30, 2014. Other expenses for the six months ended June 30, 2015 were $43,450 compared to $43,454 for the six months ended June 30, 2014. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended June 30, 2015 was $74,793 compared to a net loss of $74,387 for the three months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was $144,102 compared to a net loss of $135,383 for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and advances from related parties and third parties. As of June 30, 2015, our primary source of liquidity consisted of-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no unregistered sales of equity securities in the six months ended June 30, 2015.

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

VICAN RESOURCES, INC.
Date: August 13, 2015	By: /s/ Chene C. Gardner Name: Chene C. Gardner Title: Chief Financial Officer and Principal Executive Officer

