Form 10-Q
period 2015-09-30
Vican Resources, Inc.
filed 2015-11-13
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [] No [X]

As of November 10, 2015, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 shares of the registrant's Class B common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2015.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2015	2014
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$517,451	$318,817
Advances from related parties	69,779	58,968
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,468,039	1,258,594

TOTAL LIABILITIES	1,468,039	1,258,594

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,385,897)	(3,176,452)

Total Stockholders' Deficit	(1,468,039)	(1,258,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative expense	43,315	45,397	143,967	137,326

Total Operating Expenses	43,315	45,397	143,967	137,326

LOSS FROM OPERATIONS	(43,315)	(45,397)	(143,967)	(137,326)

OTHER INCOME (EXPENSES)

Interest expense	(22,028)	(22,143)	(65,478)	(65,597)

Total Other Income (Expenses)	(22,028)	(22,143)	(65,478)	(65,597)

LOSS BEFORE INCOME TAXES	(65,343)	(67,540)	(209,445)	(202,923)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(65,343)	$(67,540)	$(209,445)	$(202,923)

BASIC AND DILUTED:
Net loss per common share	$(0.03)	$(0.03)	$(0.11)	$(0.10)

Weighted average shares outstanding	1,943,634	1,943,634	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(209,445)	$(202,923)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	198,634	185,062

Net Cash Used by Operating Activities	(10,811)	(17,861)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	10,811	17,861

Net Cash Provided by Financing Activities	10,811	17,861

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Reclassification from notes payable - related parties to notes payable	$—	$402,500

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2015

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2014 as reported in Form 10-K have been omitted.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	September 30, 2015	December 31, 2014
Kenneth I. Denos, P.C. – legal services	$180,000	$112,500
Chene C. Gardner & Associates, Inc.- accounting services	120,000	75,000
Rent	12,000	7,500
Other vendors	30,902	14,634
Accrued interest on notes payable to related parties	174,549	109,183
Total	$517,451	$318,817

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

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	September 30, 2015	December 31, 2014
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	17,861	17,861
John D. Thomas, P.C.	14,640	3,829
Total	$69,779	$58,968

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	September 30, 2015	December 31, 2014
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

September 30, 2015

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

Net deferred tax assets consist of the following components as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards NOL Carryover	$1,287,609	$1,216,398
Valuation allowance	(1,287,609)	(1,216,398)
Net deferred tax asset	$—	$—

VICAN RESOURCES, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the nine months ended September 30, 2015 and 2014 due to the following:

	Nine Months Ended September 30,
	2015	2014
Expected tax at 34%	$(71,211)	$(68,994)
Change in valuation allowance	71,211	68,994
Provision for (benefit from) income taxes	$—	$—

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2015 of $3,385,897, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2015 of $1,468,039 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and nine months ended September 30, 2015, net revenues were $-0- compared to $-0- for the three and six months ended June 30, 2014.

Selling General and Administrative Expense. Selling, general and administrative expenses for the three months ended September 30, 2015 were $43,315 compared to $45,397 for the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $143,967 compared to $137,326 for the nine months ended September 30, 2014. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended September 30, 2015 were $22,028 compared to $22,143 for the three months ended September 30, 2014. Other expenses for the nine months ended September 30, 2015 were $65,478 compared to $65,597 for the nine months ended September 30, 2014. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended September 30, 2015 was $65,343 compared to a net loss of $67,540 for the three months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $209,445 compared to a net loss of $202,923 for the nine months ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the nine months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

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

VICAN RESOURCES, INC.
Date: November 13, 2015	By: /s/ Chene C. Gardner Name: Chene C. Gardner Title: Chief Financial Officer and Principal Executive Officer

