Form 10-K
period 2015-12-31
Vican Resources, Inc.
filed 2016-03-29
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

Based on the closing price of our common stock as listed on the OTC, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2015 was $1,036.34.

As of March 22, 2016 there were -0- shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and 1,943,634 outstanding shares of the registrant’s Class B common stock, par value $0.001 per share.

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

Market

Generally. Global demand for energy continues to grow, especially in developing countries such as China and India, as the oil and gas industry continues to search for new sources of energy. Increasingly, oil and gas are found in challenging areas, such as deep water, arctic regions and politically challenged regions of the world. For the past five years, however, the headline for the industry has been the dramatic development of unconventional oil and gas in the U.S., such as shale gas and tight oil. Unlocked by technological advancements, development of these resources continues to change the global landscape of oil and gas. The downturn in commodity prices which began in late 2014, has had a significant negative effect on shale oil and gas producers, which has continued to the present.

The oil and gas industry is highly susceptible to extreme fluctuations in energy-related commodity prices, which in turn has a corresponding effect on the level of drilling and exploration activity and the costs associated therewith. Such volatility is also represented in the trends, however disparate, of supplies, demand, and price movements of crude oil and natural gas. Due to the global recession, oil and gas revenues were moderate in 2013 and 2014 and curtailed sharply in late 2014 due to the steep drop in oil and gas prices. Nevertheless, the EIA projects that despite lower crude oil prices, U.S. crude oil production is expected to grow in 2016 to meet with moderately rising global demand.

Crude Oil. Despite the recent decline in oil prices, the Energy Information Administration (EIA) still projects global oil production will grow significantly in 2016. As energy prices begin to recover, U.S. oil production is projected to grow by 1.1 million barrels a day, while Brazilian and Canadian production together is expected to grow by 200,000 barrels a day, with North Sea and Saudi production declining by 300,000 barrels a day. According to data in the EIA's Drilling Productivity Report, 70 percent of new production in the Bakken shale, and 77 percent of new production in the Eagle Ford shale, will be needed just to make up for the decline of rapidly depleting legacy wells, and unless drilling rates increase substantially from current levels, supply growth is set to moderate considerably.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. However, the EIA recently adjusted its price forecasts for natural gas from $4.44 per million British thermal units this year and $4.14 in 2015, from its previous estimates of $4.17 and $4.11, due to a winter of prolonged, widespread, bitter cold weather throughout much of the United States which led to a record-breaking natural gas withdrawal season in 2014, bringing inventories of natural gas to a 11-year low. In 2015, total natural gas consumption declined as lower residential and commercial consumption offset increases in the electric power and industrial sectors. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

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

Employees

As of December 31, 2015, we have 1 employee, although we intend to hire additional personnel to pursue our business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Facilities

Our principal executive offices are located at 11650 South State Street, Suite 240, Draper, Utah 84020. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated. During the years of 2015 and 2014, we had a monthly lease rate of $500 for our current offices on a month-to-month basis.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC under the symbol “VCAN” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported on the OTC, was as follows:

	High	Low
Year ended December 31, 2015
First quarter	$0.001	$0.0002
Second quarter	$0.01	$0.0002
Third quarter	$0.01	$0.0002
Fourth quarter	$0.0051	$0.0002

Year ended December 31, 2014
First quarter	$0.03	$0.0004
Second quarter	$0.0158	$0.0002
Third quarter	$0.0031	$0.0001
Fourth quarter	$0.001	$0.001

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

On September 24, 2013, we converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan provided for the conversion of 1,914,840,019 shares of Class A common stock, which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until we have filed a Registration Statement with, and such Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

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

Number of Holders

As of March 22, 2016, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 22, 2016, there were 1,943,634 shares of Class B common stock outstanding and -0- shares of Class A common stock outstanding.

Transfer Agent

We have appointed Pacific Stock Transfer Company, Inc. (PSTC) as the transfer agent for our common stock. The principal office of PSTC is located at 4045 South Spencer Street Suite 403 Las Vegas, NV 89119 and their telephone number is (702) 361-3033.

Sales of Unregistered Securities

On September 24, 2013, we converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan provided for the conversion of 1,914,840,019 shares of Class A common stock, which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding. Certificates representing the shares of Class B common stock will not be distributed until we have filed a Registration Statement with, and such Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

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

Liquidity and Capital Resources

As of December 31, 2015, our working capital deficit of $1,532,623 was comprised of total current assets of $-0- and total current liabilities of $1,532,623. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from advances from related parties.

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

The independent registered public accounting firm’s report on our financial statements as of December 31, 2015, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8 to the financial statements.

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

Net cash used in operating activities was $15,811 during the year ended December 31, 2015, with a net loss of $274,029 and an increase in accounts payable and accrued expenses of $258,218.

During the year ended December 31, 2015, the Company had no net cash flows from investing activities.

During the year ended December 31, 2015, the Company had $15,811 in net cash provided by financing activities which consisted of advances from related parties in the amount of $15,811.

Results of Operations

Years Ended December 31, 2015 and 2014

Revenues. Net revenues for both years ended December 31, 2015 and 2014 were $-0-.

Selling General and Administrative Expenses (“SG&A”).Total selling, general and administrative expense for the year ended December 31, 2015 of $186,523 consisted primarily of professional fees of $174,528, rent expense of $6,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2014 was $181,790 and consisted primarily of professional fees of $171,721, rent expense of $6,000 and other miscellaneous expenses. The increase in SG&A expenses is due primarily to the increase in legal and accounting fees associated with the Company filings with the Securities and Exchange Commission.

Other Income (Expense). Other expense for years ended December 31, 2015 and 2014 were $87,506 and $87,755, respectively. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2015 was $274,029 compared to net loss of $269,545 for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2015 and 2014.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vican Resources, Inc.

I have audited the accompanying balance sheets of Vican Resources, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

March__, 2016

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2015	2014

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$577,035	$318,817
Advances from related parties	74,779	58,968
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,532,623	1,258,594

TOTAL LIABILITIES	1,532,623	1,258,594

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,450,481)	(3,176,452)

Total Stockholders' Deficit	(1,532,623)	(1,258,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expenses	186,523	181,790

Total Operating Expenses	186,523	181,790

LOSS FROM OPERATIONS	(186,523)	(181,790)

OTHER INCOME (EXPENSES)

Interest expense	(87,506)	(87,755)

Total Other Income (Expenses)	(87,506)	(87,755)

LOSS BEFORE INCOME TAXES	(274,029)	(269,545)

INCOME TAX EXPENSE	—	—

NET LOSS	$(274,029)	$(269,545)

BASIC AND DILUTED:
Net loss per common share	$(0.14)	$(0.14)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2014 through December 31, 2015

	Series A		Series B		Series C		Class A		Class B		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1, 2014	100	—	—	—	—	—	—	—	1,943,634	1,944	1,915,914	(2,906,907)	(989,049)

Net loss for the year ended
December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	(269,545)	(269,545)

Balance, December 31, 2014	100	—	—	—	—	—	—	—	1,943,634	1,944	1,915,914	(3,176,452)	(1,258,594)

Net loss for the year ended
December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	(274,029)	(274,029)

Balance, December 31, 2015	100	$—	—	$—	—	$—	—	$—	1,943,634	$1,944	$1,915,914	$(3,450,481)	$(1,532,623)

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(274,029)	$(269,545)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	258,218	247,855

Net Cash Used by Operating Activities	(15,811)	(21,690)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	15,811	21,690

Net Cash Provided by Financing Activities	15,811	21,690

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

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

e. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling, general and administrative expenses in the statements of operations. Advertising expense for the years ended December 31, 2015 and 2014 was $-0-.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

h. Basic and Diluted Net Loss Per Share

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

h. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2015 and 2014.

i. Financial Instruments

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	December 31,
	2015	2014
Kenneth I. Denos, P.C. – legal services	$202,500	$112,500
Chene C. Gardner & Associates, Inc.- accounting services	135,000	75,000
Rent	13,500	7,500
Other vendors	29,457	14,634
Accrued interest on notes payable to related parties	196,578	109,183
Total	$577,035	$318,817

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

NOTE 3 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	December 31,
	2015	2014
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	22,861	17,861
John D. Thomas, P.C.	14,640	3,829
Total	$74,779	$58,968

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	December 31,
	2015	2014
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan provided for the conversion of 1,914,840,019 shares of Class A common stock, which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

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

NOTE 6 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2015 or 2014.

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

At December 31, 2015 the Company had net operating loss carryforwards of approximately $3,400,000 that may be offset against future taxable income through 2035. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover	$1,309,568	$1,216,398
Valuation allowance	(1,309,568)	(1,216,398)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Expected tax at 34%	$(93,170)	$(91,645)
Change in valuation allowance	93,170	91,645
Provision for (benefit from) income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2015	2014
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

All tax years remain subject to examination by major taxing jurisdictions.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2015 of $3,450,481,has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

We expect to generate revenue pursuant to our new business plan as an oil and gas exploration, development, and production company and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available orwill otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate toallow timely decisions regarding required disclosure. As of December 31, 2014, under the supervision and with the participation of our Chief Financial Officer who is presently also our principal executive officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer and principal executiveofficer concluded that our disclosure controls and procedures were effective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	51	Chief Financial Officer and sole Director	2014

(1)	Mr. Gardner was appointed as Chief Financial Officer on May 26, 2011 and as sole Director on August 18, 2014.

Our sole director is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our sole officer serves at the will of our Board of Directors.

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Chene Gardner. Mr. Gardner, age 51, is the President of Chene C. Gardner & Associates, Inc., a company which provides accounting services and specializes in assisting public entities with their filings with the Securities and Exchange Commission. Mr. Gardner has previously served as the Chief Financial Officer and Principal Executive Officer of the Company. Mr. Gardner also currently serves as Financial Controller of several public companies such as Start Scientific, Inc., Fuelstream, Inc., Helmer Directional Drilling, Inc. and Uplift Nutrition, Inc. All these companies are filers of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc. Mr. Gardner also assists several non-public companies with their accounting functions. Mr. Gardner has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended December 31, 2015, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2015 and 2014 of our executive officers (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Accrued Compensation	Total

Chene C. Gardner	2015	$—	$—	$60,000	$60,000
CFO (1)	2014	$—	$—	$60,000	$60,000

Maryorie Michelle Rivas Batista	2015	$—	$—	$—	$—
CEO (2)	2014	$—	$—	$—	$—

(1)	Appointed May 31, 2011.
(2)	Appointed as Chief Executive Officer, President and Secretary on May 27, 2014. Replaced on August 18, 2014.

There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2015 and 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 22, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240, Draper, Utah 84020. The following table describes the ownership of our voting securities, based on 1,943,634 shares of Class B common stock outstanding. (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

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

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 1,943,634 shares of Class B common stock outstanding as of March 22, 2016, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firms, Michael T. Studer, CPA, P.C., Pritchett, Siler & Hardy, P.C. and Morrill & Associates, LLC for the last two fiscal years:

	2015	2014
Audit Fees	$22,500	$20,218
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$22,500	$20,218

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

VICAN RESOURCES, INC.

/s/ Chene Gardner
Dated: March 29, 2016	By: Chief Financial Officer
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Chene C. Gardner	Director	March 29, 2016
Chene C. Gardner

