Form 10-Q
period 2016-03-31
Vican Resources, Inc.
filed 2016-05-13
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [] No [X]

As of May 11, 2016, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 outstanding shares of the registrant's Class B common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2016.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2016	2015
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$648,409	$577,035
Advances from related parties	78,779	74,779
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,607,997	1,532,623

TOTAL LIABILITIES	1,607,997	1,532,623

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,525,855)	(3,450,481)

Total Stockholders' Deficit	(1,607,997)	(1,532,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expenses	53,585	47,648

Total Operating Expenses	53,585	47,648

LOSS FROM OPERATIONS	(53,585)	(47,648)

OTHER INCOME (EXPENSES)

Interest expense	(21,789)	(21,661)

Total Other Income (Expenses)	(21,789)	(21,661)

LOSS BEFORE INCOME TAXES	(75,374)	(69,309)

INCOME TAX EXPENSE	—	—

NET LOSS	$(75,374)	$(69,309)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.04)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(75,374)	$(69,309)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	71,374	58,498

Net Cash Used by Operating Activities	(4,000)	(10,811)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	4,000	10,811

Net Cash Provided by Financing Activities	4,000	10,811

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2016

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2015 as reported in Form 10-K have been omitted.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	March 31, 2016	December 31, 2015
Kenneth I. Denos, P.C. – legal services	$225,000	$202,500
Chene C. Gardner & Associates, Inc.- accounting services	150,000	135,000
Rent	15,000	13,500
Other vendors	40,043	29,457
Accrued interest on notes payable to related parties	218,366	196,578
Total	$648,409	$577,035

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

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	March 31, 2016	December 31, 2015
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	26,861	22,861
John D. Thomas, P.C.	14,640	14,640
Total	$78,779	$74,779

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	March 31, 2016	December 31, 2015
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock (“Series C Conversion”), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock.As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allowed for the conversion of 1,914,840,019 shares of Class A common stock,which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

Certificates representing the shares of Class B common stock will not be distributed until the Company’s Registration Statement has been declared effective by the U.S. Securities and Exchange Commission.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2016

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

Net deferred tax assets consist of the following components as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards NOL Carryover	$1,335,195	$1,309,568
Valuation allowance	(1,335,195)	(1,309,568)
Net deferred tax asset	$—	$—

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the three months ended March 31, 2016 and 2015 due to the following:

	Three Months Ended March 31,
	2016	2015
Expected tax at 34%	$(25,627)	$(23,565)
Change in valuation allowance	25,627	23,565
Provision for (benefit from) income taxes	$—	$—

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2016 of $3,525,855, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2016 of $1,607,997 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending December 31, 2016 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March21-22, 2012, we again changed our business to become an oil and gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil and gas wells located in Jefferson County, Mississippi.

Revenues. For the three months ended March 31, 2016 and 2015, net revenues were $-0-.

Selling General and Administrative Expense. Selling, general and administrative expenses for the three months ended March 31, 2016 were $53,585 compared to $47,648 for the three months ended March 31, 2015. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended March 31, 2016 were $21,789 compared to $21,661 for the three months ended March 31, 2015. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended March 31, 2016 was $75,374 compared to a net loss of $69,309 for the three months ended March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no unregistered sales of equity securities in the three months ended March 31, 2016.

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

VICAN RESOURCES, INC.
Date: May 13,2016	By: /s/ Chene C. Gardner Name: Chene C. Gardner Title: Chief Financial Officer and Principal Executive Officer

