Form 10-Q
period 2016-06-30
Vican Resources, Inc.
filed 2016-08-12
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [] No [X]

As of August 3, 2016, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 outstanding shares of the registrant's Class B common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2016.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2016	2015
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$713,332	$577,035
Advances from related parties	78,779	74,779
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,672,920	1,532,623

TOTAL LIABILITIES	1,672,920	1,532,623

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,590,778)	(3,450,481)

Total Stockholders' Deficit	(1,672,920)	(1,532,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET REVENUES	$—	$—	$—	$—
OPERATING EXPENSES
Selling, general and administrative expenses	43,135	53,004	96,720	100,652
Total Operating Expenses	43,135	53,004	96,720	100,652
LOSS FROM OPERATIONS	(43,135)	(53,004)	(96,720)	(100,652)
OTHER INCOME (EXPENSES)
Interest expense	(21,788)	(21,789)	(43,577)	(43,450)
Total Other Income (Expenses)	(21,788)	(21,789)	(43,577)	(43,450)
LOSS BEFORE INCOME TAXES	(64,923)	(74,793)	(140,297)	(144,102)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(64,923)	$(74,793)	$(140,297)	$(144,102)
BASIC AND DILUTED:
Net loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.07)
Weighted average shares outstanding	1,943,634	1,943,634	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,297)	$(144,102)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	136,297	133,291
Net Cash Used by Operating Activities	(4,000)	(10,811)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,000	10,811
Net Cash Provided by Financing Activities	4,000	10,811
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2016

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2015 as reported in Form 10-K have been omitted.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	June 30, 2016	December 31, 2015
Kenneth I. Denos, P.C. – legal services	$247,500	$202,500
Chene C. Gardner & Associates, Inc. - accounting services	165,000	135,000
Rent	16,500	13,500
Other vendors	44,177	29,457
Accrued interest on notes payable to related parties	240,155	196,578
Total	$713,332	$577,035

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

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	June 30, 2016	December 31, 2015
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	26,861	22,861
John D. Thomas, P.C.	14,640	14,640
Total	$78,779	$74,779

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. has voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	June 30, 2016	December 31, 2015
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

June 30, 2016

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

Net deferred tax assets consist of the following components as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards NOL Carryover	$1,357,269	$1,309,568
Valuation allowance	(1,357,269)	(1,309,568)
Net deferred tax asset	$—	$—

VICAN RESOURCES, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the six months ended June 30, 2016 and 2015 due to the following:

	Six Months Ended June 30,
	2016	2015
Expected tax at 34%	$(47,701)	$(48,995)
Change in valuation allowance	47,701	48,995
Provision for (benefit from) income taxes	$—	$—

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2016 of $3,590,778, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2016 of $1,672,920 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending December 31, 2016 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three and six months ended June 30, 2016 and 2015, net revenues were $-0-.

Selling General and Administrative Expense. Selling, general and administrative expenses for the three months ended June 30, 2016 were $43,135 compared to $53,004 for the three months ended June 30, 2015. For the six months ended June 30, 2016, selling, general and administrative expenses were $96,720 compared to $100,652 for the six months ended June 30, 2015. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other expenses for the three months ended June 30, 2016 were $21,788 compared to $21,789 for the three months ended June 30, 2015. For the six months ended June 30, 2016, other expenses were $43,577 compared to $43,450 for the six months ended June 30, 2015. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the three months ended June 30, 2016 was $64,923 compared to a net loss of $74,793 for the three months ended June 30, 2015. For the six months ended June 30, 2016, the net loss was $140,297 compared to a net loss of $144,102 for the six months ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operations, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors

Since we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the three months ended June 30, 2016.

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

VICAN RESOURCES, INC.
Date: August 12, 2016	By: /s/ Chene C. Gardner Name: Chene C. Gardner Title: Chief Financial Officer and Principal Executive Officer

