Form 10-K
period 2016-12-31
Vican Resources, Inc.
filed 2017-04-26
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107179 and 000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 W. Pioneer Road Ogden, UT	84404
(Address of principal executive offices)	(Zip Code)

(866) 611-5661

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Based on the closing price of our common stock as listed on the OTC, the aggregate market value of the common stock of Vican Resources, Inc. held by non-affiliates as of June 30, 2016 was $388.73.

As of April 11, 2017 there were 1,943,634 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

Market

Generally. Global demand for energy continues to grow, especially in developing countries such as China and India, as the oil and gas industry continues to search for new sources of energy. Increasingly, oil and gas are found in challenging areas, such as deep water, arctic regions and politically challenged regions of the world. For the past five years, however, the headline for the industry has been the dramatic development of unconventional oil and gas in the U.S., such as shale gas and tight oil. Unlocked by technological advancements, development of these resources continues to change the global landscape of oil and gas. The downturn in commodity prices which began in late 2014 has had a significant negative effect on shale oil and gas producers, which has continued to the present.

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

Employees

As of December 31, 2016, we had 1 employee, although we intend to hire additional personnel in the future to pursue our business plan. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A.  RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Office Facilities

Our principal executive offices are now located at 2960 W. Pioneer Road, Ogden, Utah 84404. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated. During the years of 2016 and 2015, we had a monthly lease rate of $500 for our previous offices on a month-to-month basis.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC under the symbol “VCAN” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years ended December 31, 2016, as reported on the OTC, was as follows:

	High	Low
Year ended December 31, 2016
Fourth quarter	$0.2	$0.0002
Third quarter	$0.0002	$0.0002
Second quarter	$0.0002	$0.0002
First quarter	$0.0002	$0.0002

Year ended December 31, 2015
Fourth quarter	$0.0051	$0.0002
Third quarter	$0.01	$0.0002
Second quarter	$0.01	$0.0002
First quarter	$0.001	$0.0002

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

Number of Holders

As of April 11, 2017, there were approximately 130 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 11, 2017, there were 1,943,634 shares of Class B common stock outstanding and -0- shares of Class A common stock outstanding.

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

Liquidity and Capital Resources

As of December 31, 2016, our working capital deficit of $1,803,611 was comprised of total current assets of $-0- and total current liabilities of $1,803,611. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from advances from related parties.

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

The independent registered public accounting firm’s report on our financial statements as of December 31, 2016, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8to the financial statements.

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

Net cash used in operating activities was $5,831 during the year ended December 31, 2016, with a net loss of $270,988 and an increase in accounts payable and accrued expenses of $265,157.

During the year ended December 31, 2016, the Company had no net cash flows from investing activities.

During the year ended December 31, 2016, the Company had $5,831 in net cash provided by financing activities which consisted of advances from related parties in the amount of $5,831.

Results of Operations

Years Ended December 31, 2016 and 2015

Revenues. Net revenues for both years ended December 31, 2016 and 2015 were $-0-.

Selling General and Administrative Expenses (“SG&A”).Total selling, general and administrative expense for the year ended December 31, 2016 of $183,354 consisted primarily of professional fees of $171,974, rent expense of $6,000 and other miscellaneous expenses. Our SG&A expenses for the year ended December 31, 2015 was $186,523 and consisted primarily of professional fees of $174,528, rent expense of $6,000 and other miscellaneous expenses. The Company did not expect a major change in SG&A expenses.

Other Income (Expense). Other expense for years ended December 31, 2016 and 2015 were $87,634 and $87,506, respectively. Included in this category is interest expense related to promissory notes issued by the Company.

Net Income (Loss). Net loss for the year ended December 31, 2016 was $270,988 compared to net loss of $274,029 for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2016 and 2015.

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

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

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

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vican Resources, Inc.

I have audited the accompanying balance sheets of Vican Resources, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vican Resources, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

April 24, 2017

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2016	2015

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$842,192	$577,035
Advances from related parties	80,610	74,779
Advances from third party	6,865	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,803,611	1,532,623

TOTAL LIABILITIES	1,803,611	1,532,623

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,721,469)	(3,450,481)

Total Stockholders' Deficit	(1,803,611)	(1,532,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expenses	183,354	186,523

Total Operating Expenses	183,354	186,523

LOSS FROM OPERATIONS	(183,354)	(186,523)

OTHER INCOME (EXPENSES)

Interest expense	(87,634)	(87,506)

Total Other Income (Expenses)	(87,634)	(87,506)

LOSS BEFORE INCOME TAXES	(270,988)	(274,029)

INCOME TAX EXPENSE	—	—

NET LOSS	$(270,988)	$(274,029)

BASIC AND DILUTED:
Net loss per common share	$(0.14)	$(0.14)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period January 1, 2015 through December 31, 2016

	Series A		Series B		Series C		Class A		Class B		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, January 1, 2015	100	—	—	—	—	—	—	—	1,943,634	1,944	1,915,914	(3,176,452)	(1,258,594)

Net loss for the year ended
December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	(274,029)	(274,029)

Balance, December 31, 2015	100	—	—	—	—	—	—	—	1,943,634	1,944	1,915,914	(3,450,481)	(1,532,623)

Net loss for the year ended
December 31, 2016	—	—	—	—	—	—	—	—	—	—	—	(270,988)	(270,988)

Balance, December 31, 2016	100	$—	—	$—	—	$—	—	$—	1,943,634	$1,944	$1,915,914	$(3,721,469)	$(1,803,611)

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(270,988)	$(274,029)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	265,157	258,218

Net Cash Used by Operating Activities	(5,831)	(15,811)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	5,831	15,811

Net Cash Provided by Financing Activities	5,831	15,811

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

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

e.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling, general and administrative expenses in the statements of operations. Advertising expense for the years ended December 31, 2016 and 2015 was $-0-.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

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

h.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2016 and 2015.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	December 31,
	2016	2015
Kenneth I. Denos, P.C. – legal services	$292,500	$202,500
Chene C. Gardner & Associates, Inc.- accounting services	195,000	135,000
Rent	19,500	13,500
Other vendors	50,981	29,457
Accrued interest on notes payable to related parties	284,211	196,578
Total	$842,192	$577,035

Kenneth I. Denos, P.C. was the majority common stockholder of the Company and is controlled by Kenneth I. Denos, director of the Company from December 20, 2011 to May 27, 2014. Under a verbal agreement commencing January 2012, Kenneth I. Denos, P.C. has provided legal services to the Company for accrued compensation of $7,500 per month.

Chene C. Gardner & Associates Inc. is controlled by Chene C. Gardner, Chief Financial Officer of the Company from May 31, 2011 to May 27, 2014 and sole officer and director of the Company from August 18, 2014 to April 5, 2017. Under a verbal agreement commencing June 2011, Chene C. Gardner & Associates, Inc. has provided accounting services to the Company for accrued compensation of $5,000 per month.

NOTE 3 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	December 31,
	2016	2015
Cumbria Capital, L.P.	$37,278	$37,278
Kenneth I. Denos, P.C.	26,861	22,861
John D. Thomas, P.C.	16,471	14,640
Total	$80,610	$74,779

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. had voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	December 31,
	2016	2015
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

December 31, 2016 and 2015

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

NOTE 6 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were issued or outstanding during 2016 or 2015.

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

At December 31, 2016 the Company had net operating loss carryforwards of approximately $3,700,000 that may be offset against future taxable income through 2036. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$1,401,704	$1,309,568
Valuation allowance	(1,401,704)	(1,309,568)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Expected tax at 34%	$(92,136)	$(93,170)
Change in valuation allowance	92,136	93,170
Provision for (benefit from) income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2016	2015
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

All tax years remain subject to examination by major taxing jurisdictions.

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2016 of $3,721,469, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On April 5, 2017 (see Note 9), there was a change in control of the Company. We expect to be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - SUBSEQUENT EVENTS

On April 5, 2017, Ian Jenkins acquired 1,830,000 shares of common stock of the Company, representing approximately 94.2% of the issued and outstanding shares of common stock from the previous majority shareholders of the Company. Mr. Jenkins also acquired 100 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company. Consequently, Mr. Jenkins unilaterally controls the election of the Company’s Board of Directors, all matters upon which shareholder approval is required, and ultimately, the direction of the Company.

On April 11, 2017, the Company issued a Convertible Promissory Note (“Note”) to an accredited investor. The Note has an aggregate principal amount of $500,000, matures one year from the date of issuance (the “Maturity Date”), and bears an interest rate of 8% per annum. The holder may convert the Note at any time up to the Maturity Date into shares of the Company’s common stock at a conversion price equal to $1.00 per share. The Company may prepay the Note prior to the Maturity Date and/or the date of conversion without penalty upon receiving the written consent of the holder.

On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC (“Unprescribed”) and the members of Unprescribed, including Ian Jenkins, Chief Executive Officer and majority shareholder, Dr. Gregory Mongean and Christopher Dean (the “Members). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Unprescribed held by the Members for an aggregate of 25,000,000 shares of common

VICAN RESOURCES, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

stock of the Company. Ian Jenkins, the holder of 1,830,000 shares of common stock and 100 shares of Series A Preferred Stock, agreed to cancel such shares as of and at the Closing. Other than Mr. Jenkins, shareholders of the Company’s common stock hold approximately 109,907 shares, which will remain unchanged by the Share Exchange Agreement. In addition, at the Closing, the holders of an aggregate of approximately $1,357,000 of outstanding convertible notes issued by the Company have agreed to limit conversion of such debt to a maximum of 8,500,000 shares of common stock and the remaining debt will be cancelled.

The Share Exchange Agreement is subject to completion of certain conditions precedent to closing, including Unprescribed’s delivery of audited financial statements for the years ended December 31, 2015 and 2016.

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

(b)   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individual served as our sole officer and director in 2015 and 2016:

Name	Age	Positions With the Company	Board Position Held Since

Chene Gardner(1)	52	Chief Financial Officer and sole Director	2014

(1)	Mr. Gardner was appointed as Chief Financial Officer on May 26, 2011 and as sole Director on August 18, 2014. Mr. Gardner resigned his positions as officer and director on April 5, 2017 and was replaced by Ian Jenkins.

Our sole director serves a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our sole officer serves at the will of our Board of Directors.

The following information summarizes the business experience of our sole officer and director in 2015 and 2016, for at least the last five years:

Chene Gardner. Mr. Gardner, age 52, is the President of Chene C. Gardner & Associates, Inc., a company which provides accounting services and specializes in assisting public entities with their filings with the Securities and Exchange Commission. Mr. Gardner has previously served as the Chief Financial Officer and Principal Executive Officer of the Company. Mr. Gardner also currently serves as Financial Controller of several public companies such as Start Scientific, Inc., Fuelstream, Inc., Helmer Directional Drilling, Inc. and Uplift Nutrition, Inc. All these companies are filers of reports pursuant to requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Gardner also serves as an executive officer and director of Start Scientific, Inc. Mr. Gardner also assists several non-public companies with their accounting functions. Mr. Gardner has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended December 31, 2016, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2016 and 2015 of our executive officers (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Accrued Compensation	Total

Chene C. Gardner	2016	$—	$—	$60,000	$60,000
CFO (1)	2015	$—	$—	$60,000	$60,000

(1)	Appointed May 31, 2011. Resigned April 5, 2017.

There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2016 and 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 24, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 2960 W. Pioneer Road, Ogden, Utah 84404. The following table describes the ownership of our voting securities, based on 1,943,634 shares of Class B common stock outstanding. (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name of Beneficial Owner(1)	Number of Class B Common Shares Beneficially Owned(2)	Percent of Class(3)
Ian Jenkins(4)	1,830,000	94.2%
All officers and directors as a group (1 person)	1,830,000	94.2%

(1)     The address of each officer, director, and beneficial owner is c/o Vican Resources, Inc., 2960 W. Pioneer Road, Ogden, UT 84404.

(2)     The number of shares of Class B common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 1,943,634 shares of Class B common stock outstanding as of April 24, 2017, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

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

On September 24, 2013, the Company converted the Cumbria Note into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Mr. Boga held a controlling voting interest in the Company up to April 5, 2017.

Director Independence

Ian Jenkins, our sole member of the Board of Directors, is not considered an “independent director” as such term is defined in the published listing requirements of the New York Stock Exchange.We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firm Michael T. Studer, CPA, P.C. for the last two fiscal years:

	2016	2015
Audit Fees	$20,000	$22,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$20,000	$22,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation of Vican Resources, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2013).
3.2	Bylaws of Vican Resources, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 23, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAN RESOURCES, INC.

/s/ Ian Jenkins
Dated: April 26, 2017	By: Chief Financial Officer
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Ian Jenkins	Director	April 26, 2017
Ian Jenkins

