Form 10-Q
period 2017-03-31
Vican Resources, Inc.
filed 2017-05-22
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 & 000-51210

VICAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980380519 (I.R.S. Employer Identification No.)

2960 W. Pioneer Road, Ogden, UT 84404 (Address of principal executive offices) (Zip Code)

(866) 611-5661 (Registrant's telephone number, including area code)

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

Yes [] No [X]

As of May 9, 2017, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 outstanding shares of the registrant's Class B common stock, $0.001 par value per share.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2017.

VICAN RESOURCES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2017	2016
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$305,760	$842,192
Advances from related parties	—	80,610
Advances from third party	—	6,865
Notes payable to related parties	873,944	873,944

Total Current Liabilities	1,179,704	1,803,611

TOTAL LIABILITIES	1,179,704	1,803,611

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 and
100 shares issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Series C Preferred Stock, $0.001 par value; -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized:
Class A Common Stock, $0.001 par value; -0- and -0- shares
issued and outstanding, respectively	—	—
Class B Common Stock, $0.001 par value; 1,943,634 and
1,943,634 shares issued and outstanding, respectively	1,944	1,944
Additional paid-in capital	1,915,914	1,915,914
Accumulated deficit	(3,097,562)	(3,721,469)

Total Stockholders' Deficit	(1,179,704)	(1,803,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

NET REVENUES	$—	$—

OPERATING EXPENSES

Selling, general and administrative expenses	26,129	53,585

Total Operating Expenses	26,129	53,585

LOSS FROM OPERATIONS	(26,129)	(53,585)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	671,585	—
Interest expense	(21,549)	(21,789)

Total Other Income (Expenses)	650,036	(21,789)

INCOME (LOSS) BEFORE INCOME TAXES	623,907	(75,374)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$623,907	$(75,374)

BASIC AND DILUTED:
Net loss per common share	$0.32	$(0.04)

Weighted average shares outstanding	1,943,634	1,943,634

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$623,907	$(75,374)
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on settlement of debt	(671,585)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	47,678	71,374

Net Cash Used by Operating Activities	—	(4,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	—	4,000

Net Cash Provided by Financing Activities	—	4,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2016 as reported in Form 10-K have been omitted.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	March 31, 2017	December 31, 2016
Kenneth I. Denos, P.C. – legal services	$—	$292,500
Chene C. Gardner & Associates, Inc. - accounting services	—	195,000
Rent	—	19,500
Other vendors	—	50,981
Accrued interest on notes payable to related parties	305,760	284,211
Total	$305,760	$842,192

Kenneth I. Denos, P.C. is the majority common stockholder of the Company and is controlled by Kenneth I. Denos, director of the Company from December 20, 2011 to May 27, 2014. Under a verbal agreement commencing January 2012, Kenneth I. Denos, P.C. provided legal services to the Company for accrued compensation of $7,500 per month through February 2017.

Chene C. Gardner & Associates Inc. is controlled by Chene C. Gardner, Chief Financial Officer of the Company from May 31, 2011 to May 27, 2014 and sole officer and director of the Company from August 18, 2014 to April 5, 2017. Under a verbal agreement commencing June 2011, Chene C. Gardner & Associates, Inc. provided accounting services to the Company for accrued compensation of $5,000 per month through February 2017.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 11), Kenneth I. Denos P.C., Chene C. Gardner & Associates, Inc., and 5 other vendors agreed to waive accounts payable due them totaling $584,110. See Note 8.

NOTE 5 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:
	March 31, 2017	December 31, 2016
Cumbria Capital, L.P.	$—	$37,278
Kenneth I. Denos, P.C.	—	26,861
John D. Thomas, P.C.	—	16,471
Total	$—	$80,610

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. had voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 11), Cumbria Capital, L.P., Kenneth I. Denos P.C., and John D. Thomas, P.C. agreed to waive advances payable to them totaling $80,610. See Note 8.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	March 31, 2017	December 31, 2016
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

NOTE 7 - COMMON AND PREFERRED STOCK TRANSACTIONS

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $400,000 held by Cumbria Capital, L.P. (“Cumbria”), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a director of the Company from December 15, 2011 to May 27, 2014. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria held a controlling voting interest in the Company to April 5, 2017 and Mr. Boga could unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

As discussed in Notes 4 and 5 above, certain vendors and creditors in March 2017 agreed to waive amounts due them in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 11). The gain on settlement of debt of $671,585 for the three months ended March 31, 2017 consists of:

Accounts payable and accrued liabilities	$584,110
Advances from related parties	80,610
Advances from third party	6,865
Total gain on settlement of debt	$671,585

NOTE 9 - INCOME TAXES

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

At March 31, 2017 the Company had net operating loss carryforwards of approximately $3,100,000 that may be offset against future taxable income through 2037. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Therefore, net operating loss carryforwards may be limited as to use in the future.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

Net deferred tax assets consist of the following components as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$1,189,576	$1,401,704
Valuation allowance	(1,189,576)	(1,401,704)
Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the three months ended March 31, 2017 and 2016 due to the following:

	Three Months Ended March 31,
	2017	2016
Expected tax at 34%	$212,128	$(25,627)
Change in valuation allowance	(212,128)	25,627
Provision for (benefit from) income taxes	$—	$—

NOTE 10 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2017 of $3,097,562, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On April 5, 2017 (see Note 11), there was a change in control of the Company. We expect to be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VICAN RESOURCES, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

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

On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC (“Unprescribed”) and the members of Unprescribed, including Ian Jenkins, Chief Executive Officer and majority shareholder, Dr. Gregory Mongean and Christopher Dean (the “Members). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Unprescribed held by the Members for an aggregate of 25,000,000 shares of common stock of the Company. Ian Jenkins, the holder of 1,830,000 shares of common stock and 100 shares of Series A Preferred Stock, agreed to cancel such shares as of and at the Closing. Other than Mr. Jenkins, shareholders of the Company’s common stock hold approximately 109,907 shares, which will remain unchanged by the Share Exchange Agreement. In addition, at the Closing, the holders of an aggregate of approximately $1,357,000 of outstanding convertible notes issued by the Company have agreed to limit conversion of such debt to a maximum of 8,500,000 shares of common stock and the remaining debt will be cancelled.

The Share Exchange Agreement is subject to completion of certain conditions precedent to closing, including Uprescribed’s delivery of audited financial statements for the years ended December 31, 2015 and 2016.

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

Liquidity and Capital Resources

As of March 31, 2017, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2017 of $1,179,704 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Revenues. For the three months ended March 31, 2017 and 2016, net revenues were $-0-.

Selling General and Administrative Expense. Selling, general and administrative expenses for the three months ended March 31, 2017 were $26,129 compared to $53,585 for the three months ended March 31, 2016. The Company expects selling, general and administrative expenses to increase in the future.

Other Income (Expenses). Other income for the three months ended March 31, 2017 was $650,036 compared to other expenses of $21,789 for the three months ended March 31, 2016. Included in this category is interest expense related to promissory notes issued by the Company. During the three months ended March 31, 2017, the Company recorded a gain on the settlement of debt in the amount of $671,585.

Net Income (Loss). Net income for the three months ended March 31, 2017 was $623,907 compared to a net loss of $75,374 for the three months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no unregistered sales of equity securities in the three months ended March 31, 2017.

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

VICAN RESOURCES, INC.
Date: May 22,2017	By: /s/ IAN JENKINS Name: Ian Jenkins Title: Chief Financial Officer and Principal Executive Officer

