Form 10-Q
period 2017-06-30
Vican Resources, Inc.
filed 2017-11-09
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 333-107179 &000-51210

VICAN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	980380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 W. Pioneer Road, Ogden, UT 84404
(Address of principal executive offices) (Zip Code)

(866) 611-5661
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes []    No [X]

As of November 9, 2017, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 outstanding shares of the registrant's Class B common stock, $0.001 par value per share.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2017.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations	5

Interim Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

VICAN RESOURCE, INC.
INTERIM CONDENSED BALANCE SHEETS (unaudited)
(Expressed in US dollars)

		June 30,	December 31,
ASSETS	Note	2017	2016
Current assets		(unaudited)
Cash and cash equivalents		$-	$-
Secured promissory note receivable	5	500,000	-
Interest receivable – Secured promissory note receivable	5	4,384	-
Total current assets		504,384	-
Total assets		$504,384	$-
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	6	$332,600	$842,192
Convertible promissory note (net of unaccreted debt discount of $146,808 and $nil, respectively)	7	353,192	-
Embedded derivative	8	129,836	-
Advances from former related parties	9	-	80,610
Advances from third parties	6	30,225	6,865
Notes payable to former related parties	10	873,944	873,944
Total current liabilities		1,719,797	1,803,611
Total liabilities		1,719,797	1,803,611

Shareholders' deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:	11
Series A Preferred Stock, $0.001 par value; 100 (December 31, 2016 - 100) shares issued and outstanding		$-	$-
Series B Preferred Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Series C Preferred Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:
Class A Common Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Class B Common Stock, $0.001 par value; 1,943,634 (December 31, 2016 - 1,943,634) shares issued and outstanding		1,944	1,944
Additional paid in capital		1,915,914	1,915,914
Accumulated deficit		(3,133,271)	(3,721,469)
Total shareholders' deficit		(1,215,413)	(1,803,611)
Total liabilities and shareholders' deficit		$504,384	$-
Going concern	14
Subsequent events	15

See accompanying notes to the unaudited interim condensed financial statements

VICAN RESOURCES, INC.
INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)
(Expressed in US dollars)

		For the three months ended June 30,		For the six months ended June 30,
	Note	2017	2016	2017	2016
Net revenues		$-	$-	$-	$-

Operating expenses		-	-
Selling, general and administrative		31,132	43,135	57,261	96,720
Loss from operations		(31,132)	(43,135)	(57,261)	(96,720)
Other income (expenses)
Gain on settlement of debt	12	-	-	671,585	-
Interest income - Secured promissory note	5	4,384	-	4,384	-
Interest expense - Notes payable to former related parties	10	(21,549)	(21,788)	(43,098)	(43,577)
Change in fair value of embedded derivative	8	80,802	-	80,802	-
Accretion expense – Debt discount on convertible note	7	(63,830)	-	(63,830)	-
Interest expense – Convertible promissory note	7	(4,384)	-	(4,384)	-
Total other income (expenses)		(4,577)	(21,788)	645,459	(43,577)
Income (loss) before income taxes		(35,709)	(64,923)	588,198	(140,297)
Income tax expense		-	-	-
Net income (loss) and comprehensive income and (loss)		$(35,709)	$(64,923)	$588,198	$(140,297)

Net income (loss) per common share - basic and diluted		$(0.02)	$(0.03)	$0.30	$(0.07)

Weighted average number of common shares outstanding - basic and diluted		1,943,634	1,943,634	1,943,634	1,943,634

See accompanying notes to the unaudited interim condensed financial statements

VICAN RESOURCES, INC
INTERIM CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in US dollars)

	For the six months ended
	2017	2016
Cash flow from operating activities
Net income (loss)	$588,198	$(140,297)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on settlement of debt	(671,585)	-
Change in fair value of embedded derivative	(80,802)	-
Accretion expense - Debt discount on convertible promissory note	63,830	-
Changes in non-cash operating assets and liabilities		-
Interest receivable - Secured promissory note	(4,384)	-
Accounts payable and accrued liabilities	74,518	136,297
Net cash used in operating activities	(30,225)	(4,000)
Cash flow from investing activities
Secured promissory note receivable	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from convertible promissory note	500,000	-
Proceeds from third party advances	30,225	-
Proceeds from related party advances	-	4,000
Net cash provided by financing activities	530,225	4,000
Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited interim condensed financial statements

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Vican Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 5, 2002 under the name of "Tremont Fair, Inc."  From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas.  On May 26, 2011, the Company changed its name to Vican Resources, Inc. and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, "Vican Trading").  Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition.  During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, "Med Ex Florida").  On March 22, 2012, the Company again changed its business to become an oil and gas exploration, development and distribution company when we unwound the purchase of the assets of Med Ex Florida and acquired three separate working interests in two oil and gas wells located in Jefferson County, Mississippi. In consideration of the assignments the Company is to pay all costs and expenses associated with the development of the working interests.  To date there have been no costs incurred or required.

On April 5, 2017, Ian Jenkins acquired 1,830,000 shares of common stock of the Company, representing approximately 94.2% of the issued and outstanding shares of common stock from the previous majority shareholders of the Company.  Mr. Jenkins also acquired 100 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company.  Consequently, Mr. Jenkins unilaterally controls the election of the Company's Board of Directors, all matters upon which shareholder approval is required, and ultimately, the direction of the Company.

On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC ("Unprescribed") and the members of Unprescribed, including Ian Jenkins, Chief Executive Officer and majority shareholder, Dr. Gregory Mongean and Christopher Dean (the "Members).  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Unprescribed held by the Members for an aggregate of 25,000,000 shares of common stock of the Company.  Ian Jenkins, the holder of 1,830,000 shares of common stock and 100 shares of Series A Preferred Stock, agreed to cancel such shares as of and at the Closing.  Other than Mr. Jenkins, shareholders of the Company's common stock hold approximately 109,907 shares, which will remain unchanged by the Share Exchange Agreement.  In addition, at the Closing, the holders of an aggregate of approximately $1,357,000 of outstanding convertible notes issued by the Company have agreed to limit conversion of such debt to a maximum of 8,500,000 shares of common stock and the remaining debt will be cancelled.

The Share Exchange Agreement was subject to completion of certain conditions precedent to closing, including Uprescribed's delivery of audited financial statements for the years ended December 31, 2015 and 2016.

The Share Exchange Agreement provided for automatic termination if the closing of the transactions contemplated thereby did not occur by June 30, 2017.  Pursuant to subsequent amendments to the Share Exchange Agreement, the termination date was extended from June 30, 2017 to December 31, 2017.

In addition, the parties have agreed that in addition to the share exchange with Unprescribed, the Company shall also exchange shares for membership interests in Cornerstone Medical Center LLC, a Nebraska limited liability company, and affiliate of Unprescribed ("Cornerstone"), and the members of Cornerstone.  At the Closing, the Company will acquire the outstanding membership interests of Unprescribed and Cornerstone held by the Members for an aggregate of 25,000,000 shares of common stock of the Company.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2016 as reported in Form 10-K have been omitted.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the period ended December 31, 2016. In the opinion of management, these unaudited interim condensed financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The Company's significant accounting policies have not changed from the year ended December 31, 2016, except as described below.

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard provides guidance about management's responsibility to evaluate whether there is a substantial doubt about the organization's ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the unaudited interim condensed balance sheets or the unaudited interim condensed statements of operations and comprehensive loss from the adoption of this standard.

Recently issued accounting pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the balance sheet or the results of operations.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company is currently assessing the impact of ASU 2016-01.

NOTE 4 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The Company follows ASC Topic 260 to account for the earnings per share.  Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding.

For the three and six months ended June 30, 2017, the common shares underlying the convertible promissory note payable (see note 7) were excluded from the calculation of diluted shares outstanding as of the effect of their inclusion would be anti-dilutive.

NOTE 5 – SECURED PROMISSORY NOTE RECEIVABLE

On April 11, 2017, pursuant to a Security Agreement dated April 11, 2017, the Company paid $495,000 to Cornerstone Medical Center LLC ("Cornerstone").  In exchange the Company received a $500,000 Secured Promissory Note from Cornerstone (the "Promissory Note"), dated April 11, 2017.  The Promissory Note bears interest at 4% per annum, or 18% in the event of a default under the Promissory Note.  The principal and interest is due on December 31, 2017.  The Promissory Note is secured by all the assets of Cornerstone.

Cornerstone is owned by Gregory Mongeon, who also owns 50% of Unprescribed.  Ian Jenkins, Chief Executive Officer of the Company, is also the trustee of a trust that owns 25% of the Unprescribed membership interests.  As discussed in Note 1, the Company has executed an Amended and Restated Share Exchange Agreement dated October 25, 2017, that provides for the Company's acquisition of 100% of Cornerstone and 100% of Unprescribed's membership interests.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND ADVANCES FROM THIRD PARTIES

Accounts payable and accrued liabilities consist of the following:
	June 30, 2017	December 31, 2016
Kenneth I. Denos, P.C. – legal services	$-	$292,500
Chene C. Gardner & Associates, Inc. - accounting services	-	195,000
Rent	-	19,500
Other vendors	907	50,981
Accrued interest on notes payable to former related parties	327,309	284,211
Accrued interest on convertible promissory note	4,384	-
Total	$332,600	$842,192

Kenneth I. Denos, P.C. was the majority common stockholder of the Company to April 5, 2017, and is controlled by Kenneth I. Denos, director of the Company from December 20, 2011 to May 27, 2014.  Under a verbal agreement commencing January 2012, Kenneth I. Denos, P.C. provided legal services to the Company for accrued compensation of $7,500 per month through February 2017.

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

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1), Kenneth I. Denos P.C., Chene C. Gardner & Associates, Inc., and 5 other vendors agreed to waive accounts payable due them totaling $584,110.

ADVANCES FROM THIRD PARTIES

During the three and six months ended June 30, 2017, the Company was advanced $30,225 for certain selling, general and administration costs.  The Company is currently working with this third party with respect to settlement and intends to settle the amounts in connection with the transaction as described in note 1.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE PAYABLE

On April 11, 2017, the Company received $500,000 cash from an accredited arm's length creditor.  In exchange the Company issued a promissory noted dated April 11, 2017 (the "Convertible Note").  The Convertible Note bears interest at 4% per annum or 18% in the event of a default.  The principal and interest is payable on December 31, 2017 and is convertible into shares of common stock at a conversion price of $1.00 per share.  The Convertible Note also provides for a reduction in the conversion price of the Convertible Note if the Company issues any common shares at a price less than the conversion price ("a dilutive issuance").  See note 8 for additional details.

At June 30, 2017, the Convertible Note is comprised of the principal outstanding of $500,000 less the unaccreted debt discount of $146,808, for a net balance of $353,192.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 8 – EMBEDDED DERIVATIVE

The Convertible Note payable (see note 7) contains a variable conversion feature based on a future dilutive issuance.  As a result, the number of shares of common stock issuable upon conversion of the convertible promissory note payable is not determinable.  As a result, the Company recognized the $210,638 fair value of the embedded conversion feature as an embedded derivative liability  at the April 11, 2017 issuance date and recorded $210,638 to debt discount, which will be accreted as an expense until the settlement or maturity date.  For the three and six months ended June 30, 2017 $63,830 was recorded as accretion expense.

As at April 11, 2017, the fair value of the embedded derivative liability was determined to be $210,638 based on a black-scholes valuation with the following assumptions:  a share price of $1.00 per share, a risk free rate of 0.8%, expected volatility of 130% based on comparable companies and a term of 0.72 years.

For the three and six months ended June 30, 2017, the change in fair value of the embedded derivative was determined to be a decrease in the liability of $80,802.

NOTE 9 - ADVANCES FROM FORMER RELATED PARTIES

Advances from former related parties, which are all non-interest bearing and due on demand, consist of the following:

	June 30, 2017	December 31, 2016
Cumbria Capital, L.P.	$-	$37,278
Kenneth I. Denos, P.C.	-	26,861
John D. Thomas, P.C.	-	16,471
Total	$-	$80,610

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014.  Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share) to April 5, 2017, Cumbria Capital, L.P. had voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1), Cumbria Capital, L.P., Kenneth I. Denos P.C., and John D. Thomas, P.C. agreed to waive advances payable to them totaling $80,610.  See Note 12.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 10 - NOTES PAYABLE TO FORMER RELATED PARTIES

Notes payable to former related parties consist of the following:
	June 30, 2017	December 31, 2016
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

NOTE 11 - COMMON AND PREFERRED STOCK TRANSACTIONS

On April 5, 2017, Ian Jenkins acquired 1,830,000 shares of common stock of the Company, representing approximately 94.2% of the issued and outstanding shares of common stock from the previous majority shareholders of the Company.  Mr. Jenkins also acquired 100 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company.  Consequently, Mr. Jenkins unilaterally controls the election of the Company's Board of Directors, all matters upon which shareholder approval is required, and ultimately, the direction of the Company.

On September 24, 2013, the Company converted a certain promissory note, in the original principal amount of $400,000 held by Cumbria Capital, L.P. ("Cumbria"), into 100 shares of Series A Preferred Stock. Cumbria is a Texas limited partnership owned and controlled by Cyrus Boga, a director of the Company from December 15, 2011 to May 27, 2014.  Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Series A Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company's common stockholders on all matters upon which common stockholders may vote. As a result, Cumbria held a controlling voting interest in the Company to April 5, 2017 and Mr. Boga could unilaterally determine the election of the Board and other substantive matters requiring approval of the Company's stockholders.

On September 24, 2013, the Company converted 1,825,000 shares of our Series C Preferred Stock ("Series C Conversion"), which amount represented all of the issued and outstanding shares of Series C Preferred Stock, into 1,825,000,000 shares of our Class A common stock. As a result of this conversion, there are no shares of Series C Preferred Stock outstanding. Immediately following the Series C Conversion, the Board of Directors of the Company approved the Plan of Share Exchange (the "Plan"). The Plan allowed for the conversion of 1,914,840,019 shares of Class A common stock, which amount represented all of the outstanding shares of common stock of the Company, into 1,943,634 shares of Class B common stock. As a result, the Company has no shares of Class A Common stock outstanding, and 1,943,634 shares of Class B common stock outstanding.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 12 – GAIN ON SETTLEMENT OF DEBT
As discussed in Notes 5 and 9 above, certain vendors and creditors in March 2017 agreed to waive amounts due them in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1).  The gain on settlement of debt of $671,585 for the six months ended June 30, 2017 consists of:

Accounts payable and accrued liabilities	$584,110
Advances from related parties	80,610
Advances from third parties	6,865
Total gain on settlement of debt	$671,585

NOTE 13 - INCOME TAXES

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

At June 30, 2017 the Company had net operating loss carryforwards of approximately $3,150,000 that may be offset against future taxable income through 2037.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Therefore, net operating loss carryforwards may be limited as to use in the future.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

Net deferred tax assets consist of the following components as June 30, 2017 and December 31, 2016:

	As at June 30,	As at December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,207,488	$1,401,704
	1,207,488	1,401,704
Valuation allowance	(1,207,488)	(1,401,704)
Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the three and six months ended June 30, 2017 and 2016 due to the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss) before income taxes	$(35,709)	$(64,923)	$588,198	$(140,297)
Expected income tax expense (recovery) at statutory rates	(12,141)	(22,074)	199,987	(47,701)
Non-taxable change in fair value of embedded derivative	(27,473)	-	(27,473)	-
Non-deductible accretion of debt discount expense	21,702	-	21,702	-
Change in valuation allowance	17,912	22,074	(194,216)	47,701
Provision for (benefit from) income taxes	$-	$-	$-	$-

NOTE 14 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2017, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

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

On April 5, 2017 (see Note 1), there was a change in control of the Company.  We expect to be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These unaudited interim condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These unaudited interim condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 15 - SUBSEQUENT EVENTS

On October 25, 2017, the Company executed an Amended and Restated Share Exchange Agreement ("Amended SEA") with Unprescribed, LLC and Cornerstone Medical Center LLC ("Cornerstone").  Among other things, the Amended SEA provides for, subject to conditions precedent to closing, the acquisition of the membership interests of Unprescribed and Cornerstone no later than December 31, 2017 (see Note 1.)

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

Plan of Operation

Vican Resources, Inc. (hereafter, "we", "our", "us", or the "Company") was incorporated in the State of Nevada on September 5, 2002. From July 2009 until May 2011, we operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas.

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, "Vican Trading"). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, "Med Ex Florida"). On March 21-22, 2012, we again changed our business to become an oil & gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil and gas wells located in Jefferson County, Mississippi.

On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC ("Unprescribed") and the members of Unprescribed, including Ian Jenkins, Chief Executive Officer and majority shareholder, Dr. Gregory Mongean and Christopher Dean (the "Members).  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Unprescribed held by the Members for an aggregate of 25,000,000 shares of common stock of the Company.  Ian Jenkins, the holder of 1,830,000 shares of common stock and 100 shares of Series A Preferred Stock, agreed to cancel such shares as of and at the Closing.  Other than Mr. Jenkins, shareholders of the Company's common stock hold approximately 109,907 shares, which will remain unchanged by the Share Exchange Agreement.  In addition, at the Closing, the holders of an aggregate of approximately $1,357,000 of outstanding convertible notes issued by the Company have agreed to limit conversion of such debt to a maximum of 8,500,000 shares of common stock and the remaining debt will be cancelled.

The Share Exchange Agreement is subject to completion of certain conditions precedent to closing, including Uprescribed's delivery of audited financial statements for the years ended December 31, 2015 and 2016.

The Share Exchange Agreement automatically terminates if the closing of the transactions contemplated thereby shall not have occurred by June 30, 2017; and it may be terminated by Unprescribed or the Company under certain specified circumstances.  The parties previously agreed to extend the termination date of the Share Exchange Agreement from June 30, 2017, until August 31, 2017. The parties are finalizing the terms of the transaction, and have agreed to further extend the termination date of the Share Exchange Agreement from August 31, 2017 until December 31, 2017.

In addition, the parties have agreed that in addition to the share exchange with Unprescribed, the Company shall also exchange shares for membership interests in Cornerstone Medical Center LLC, a  Nebraska limited liability company, and affiliate of Unprescribed ("Cornerstone"), and the members of Cornerstone.  At the Closing, the Company will exchange the outstanding membership interests of Unprescribed and Cornerstone held by the Members for an aggregate of 25,000,000 shares of common stock of the Company.

Liquidity and Capital Resources

As of June 30, 2017, the Company's primary source of liquidity consisted of $nil in cash and cash equivalents.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders' deficit at June 30, 2017 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the six months ended June 30, 2017, cash used in operations was $30,225 and $4,000 for the six months ended June 30, 2016, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.  In 2016, the cash used in operating activities was largely due to the selling, general and administrative expenses, largely offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 for the six months ended June 30, 2017, as a result of the loan to Cornerstone in exchange for a secured promissory note.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $530,225 as a result of the proceeds from the convertible promissory note for the six months ended June 30, 2017 and $30,225 in advances from a third party.  For the six months ended June 30, 2016, the Company received $4,000 in financing from related parties.

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

On May 26, 2011, we changed our business when we sold our real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, "Vican Trading"). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, we again changed our business when we unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, "Med Ex Florida"). On March 21-22, 2012, we again changed our business to become an oil and gas exploration, development, and distribution company when we unwound the purchase of the assets of Med Ex Florida and received assignments for three separate working interests in two oil and gas wells located in Jefferson County, Mississippi.

Revenues.  For the three and six months ended June 30, 2017 and 2016, net revenues were $nil.

Selling General and Administrative Expense.  Selling, general and administrative expenses for the three months ended June 30, 2017 were $31,132 compared with $43,125 for the three months ended June 30, 2016.  Selling, general and administrative expenses for the six months ended June 30, 2017 were $57,261 compared with $96,720 for the six months ended June 30, 2016.  The selling, general and administrative expenses for the three and six months ended June 30, 2017 were lower compared with the same periods in 2016 as a result of reduced corporate activity.

Other Income (Expenses). Other expenses for the three months ended June 30, 2017 was $4,577 compared with other expenses of $21,788 for the three months ended June 30, 2016.  Included in this category is interest expense related to promissory notes issued by the Company.  Additionally, the Company recognized interest income of $4,384 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note.  For the three months ended June 30, 2017, the Company recognized income of $80,802 as a result of a change in the fair value of an embedded derivative and an expense of $63,830 as a result of accretion expense of a debt discount on the convertible promissory note.

Other income for the six months ended June 30, 2017, was $645,459 compared with other expenses of $43,577 for the six months ended June 30, 2016.  Included in this category is interest expense related to promissory notes issued by the Company.  Additionally, the Company recognized interest income of $4,384 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note.  During the six months ended June 30, 2017, the Company recorded a gain on the settlement of debt in the amount of $671,585.  For the six months ended June 30, 2017, the Company recognized income of $80,802 as a result of a change in the fair value of an embedded derivative and an expense of $63,830 as a result of accretion expense of a debt discount on the convertible promissory note.

Net Income (Loss). Net loss for the three months ended June 30, 2017 was $35,709 compared to a net loss of $64,923 for the three months ended June 30, 2016.

Net income for the six months ended June 30, 2017 was $588,198 compared to a net loss of $140,297 for the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company's periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company's chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the period ended June 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2017, the Company received $500,000 cash from an accredited arm's length creditor.  In exchange the Company issued a promissory noted dated April 11, 2017 (the "Convertible Note").  The Convertible Note bears interest at 4% per annum or 18% in the event of a default.  The principal and interest is payable on December 31, 2017 and is convertible into shares of common stock at a conversion price of $1.00 per share.  The Convertible Note also provides for a reduction in the conversion price of the Convertible Note if the Company issues any common shares at a price less than the conversion price ("a dilutive issuance").

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

VICAN RESOURCES, INC.
Date: November 9, 2017	By: /s/ IAN JENKINS Name: Ian Jenkins Title: Chief Financial Officer and Principal Executive Officer