Form 10-Q
period 2017-09-30
Vican Resources, Inc.
filed 2017-11-14
CIK 1223533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes []    No [X]

As of November 14, 2017, there were -0- outstanding shares of the registrant's Class A common stock, $0.001 par value per share, and 1,943,634 outstanding shares of the registrant's Class B common stock, $0.001 par value per share.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2017.

CONTENTS

Interim Condensed Balance Sheets	4

Interim Condensed Statements of Operations	5

Interim Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

VICAN RESOURCE, INC.
INTERIM CONDENSED BALANCE SHEETS (unaudited)
(Expressed in US dollars)

		September 30,	December 31,
ASSETS	Note	2017	2016
Current assets		(unaudited)
Cash and cash equivalents		$-	$-
Secured promissory note receivable	5	500,000	-
Interest receivable – Secured promissory note receivable	5	9,425	-
Total current assets		509,425	-
Total assets		$509,425	$-
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	6	$360,804	$842,192
Convertible promissory note (net of unaccreted debt discount of $73,404 and $nil, respectively)	7	426,596	-
Embedded derivative	8	84,617	-
Advances from former related parties	9	-	80,610
Advances from third parties	6	30,225	6,865
Notes payable to former related parties	10	873,944	873,944
Total current liabilities		1,776,186	1,803,611
Total liabilities		1,776,186	1,803,611

Shareholders' deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:	11
Series A Preferred Stock, $0.001 par value; 100 (December 31, 2016 - 100) shares issued and outstanding		$-	$-
Series B Preferred Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Series C Preferred Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:
Class A Common Stock, $0.001 par value; nil (December 31, 2016 - nil) shares issued and outstanding		-	-
Class B Common Stock, $0.001 par value; 1,943,634 (December 31, 2016 - 1,943,634) shares issued and outstanding		1,944	1,944
Additional paid in capital		1,915,914	1,915,914
Accumulated deficit		(3,184,619)	(3,721,469)
Total shareholders' deficit		(1,266,761)	(1,803,611)
Total liabilities and shareholders' deficit		$509,425	$-
Going concern	14
Subsequent events	15

See accompanying notes to the unaudited interim condensed financial statements

VICAN RESOURCES, INC.
INTERIM CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)
(Expressed in US dollars)

		For the three months ended September 30,		For the nine months ended September 30,
	Note	2017	2016	2017	2016
Net revenues		$-	$-	$-	$-

Operating expenses		-	-
Selling, general and administrative		1,614	43,152	58,875	140,872
Loss from operations		(1,614)	(43,152)	(58,875)	(140,872)
Other income (expenses)
Gain on settlement of debt	12	-	-	671,585	-
Interest income - Secured promissory note	5	5,041	-	9,425	-
Interest expense - Notes payable to former related parties	10	(21,549)	(22,029)	(64,647)	(65,606)
Change in fair value of embedded derivative	8	45,219	-	126,021	-
Accretion expense – Debt discount on convertible note	7	(73,404)	-	(137,234)	-
Interest expense – Convertible promissory note	7	(5,041)	-	(9,425)	-
Total other income (expenses)		(49,734)	(22,029)	595,725	(65,606)
Income (loss) before income taxes		(51,348)	(66,181)	536,850	(206,478)
Income tax expense		-	-	-
Net income (loss) and comprehensive income and (loss)		$(51,348)	$(66,181)	$536,850	$(206,478)

Net income (loss) per common share - basic and diluted		$(0.03)	$(0.03)	$0.28	$(0.11)

Weighted average number of common shares outstanding - basic and diluted		1,943,634	1,943,634	1,943,634	1,943,634

See accompanying notes to the unaudited interim condensed financial statements

VICAN RESOURCES, INC
INTERIM CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in US dollars)

	For the nine months ended
	2017	2016
Cash flow from operating activities
Net income (loss)	$536,850	$(206,478)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on settlement of debt	(671,585)	-
Change in fair value of embedded derivative	(126,021)	-
Accretion expense - Debt discount on convertible promissory note	137,234	-
Changes in non-cash operating assets and liabilities		-
Interest receivable - Secured promissory note	(9,425)	-
Accounts payable and accrued liabilities	102,722	202,478
Net cash used in operating activities	(30,225)	(4,000)
Cash flow from investing activities
Secured promissory note receivable	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from convertible promissory note	500,000	-
Proceeds from third party advances	30,225	-
Proceeds from related party advances	-	4,000
Net cash provided by financing activities	530,225	4,000
Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

In addition, the parties have agreed that in addition to the share exchange with Unprescribed, the Company shall also exchange shares for membership interests in Cornerstone Medical Center LLC, a Nebraska limited liability company, an affiliate of Unprescribed ("Cornerstone"), and the members of Cornerstone.  At the Closing, the Company will acquire the outstanding membership interests of Unprescribed and Cornerstone held by the Members for an aggregate of 25,000,000 shares of common stock of the Company.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vican Resources, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2016 as reported in Form 10-K have been omitted.

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

For the three and nine months ended September 30, 2017, the common shares underlying the convertible promissory note payable (see note 7) were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

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

Cornerstone is owned by Gregory Mongeon, who also owns 50% of Unprescribed.  Ian Jenkins, Chief Executive Officer of the Company, is also the trustee of a trust that owns 25% of the Unprescribed membership interests.  As discussed in Note 15, the Company has executed an Amended and Restated Share Exchange Agreement dated October 25, 2017, that provides for the Company's acquisition of 100% of Cornerstone and 100% of Unprescribed's membership interests.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND ADVANCES FROM THIRD PARTIES

Accounts payable and accrued liabilities consist of the following:
	September 30, 2017	December 31, 2016
Kenneth I. Denos, P.C. – legal services	$-	$292,500
Chene C. Gardner & Associates, Inc. - accounting services	-	195,000
Rent	-	19,500
Other vendors	907	50,981
Accrued interest on notes payable to former related parties	350,472	284,211
Accrued interest on convertible promissory note	9,425	-
Total	$360,804	$842,192

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

ADVANCES FROM THIRD PARTIES

During the nine months ended September 30, 2017, the Company was advanced $30,225 for certain selling, general and administration costs.  The Company is currently working with this third party with respect to settlement and intends to settle the amounts in connection with the transaction as described in Note 1.

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

At September 30, 2017, the Convertible Note is comprised of the principal outstanding of $500,000 less the unaccreted debt discount of $73,404, for a net balance of $426,596.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 8 – EMBEDDED DERIVATIVE

The Convertible Note payable (see Note 7) contains a variable conversion feature based on a future dilutive issuance.  As a result, the number of shares of common stock issuable upon conversion of the convertible promissory note payable is not determinable.  As a result, the Company recognized the $210,638 fair value of the embedded conversion feature as an embedded derivative liability, at the April 11, 2017, issuance date and recorded $210,638 to debt discount, which will be accreted as an expense until the settlement or maturity date.  For the three and nine months ended September 30, 2017, $73,404 and $137,234, respectively, was recorded as accretion expense.

As at April 11, 2017, the fair value of the embedded derivative liability was determined to be $210,638 based on a black-scholes valuation with the following assumptions:  a share price of $1.00 per share, a risk free rate of 0.8%, expected volatility of 130% based on comparable companies and a term of 0.72 years.

For the three and nine months ended September 30, 2017, the change in fair value of the embedded derivative was determined to be a decrease in the liability of $45,219 and $126,021, respectively.

NOTE 9 - ADVANCES FROM FORMER RELATED PARTIES

Advances from former related parties, which are all non-interest bearing and due on demand, consist of the following:

	September 30, 2017	December 31, 2016
Cumbria Capital, L.P.	$-	$37,278
Kenneth I. Denos, P.C.	-	26,861
John D. Thomas, P.C.	-	16,471
Total	$-	$80,610

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

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 10 - NOTES PAYABLE TO FORMER RELATED PARTIES

Notes payable to former related parties consist of the following:
	September 30, 2017	December 31, 2016
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	$402,500	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	311,973	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014 (in default)	140,000	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014 (in default)	19,471	19,471
Total	$873,944	$873,944

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

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

NOTE 12 – GAIN ON SETTLEMENT OF DEBT

As discussed in Notes 6 and 9 above, certain vendors and creditors in March 2017 agreed to waive amounts due them in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1).  The gain on settlement of debt of $671,585 for the nine months ended September 30, 2017 consists of:

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

At September 30, 2017 the Company had net operating loss carryforwards of approximately $3,125,000 that may be offset against future taxable income through 2037.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Therefore, net operating loss carryforwards may be limited as to use in the future.

VICAN RESOURCES, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited)

Net deferred tax assets consist of the following components at September 30, 2017 and December 31, 2016:

	As at September 30,	As at December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,215,362	$1,401,704
	1,215,362	1,401,704
Valuation allowance	(1,215,362)	(1,401,704)
Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the three and nine months ended September 30, 2017 and 2016 due to the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) before income taxes	$(51,348)	$(66,181)	$536,850	$(206,478)
Expected income tax expense (recovery) at statutory rates	(17,458)	(22,502)	182,529	(70,203)
Non-taxable change in fair value of embedded derivative	(15,374)	-	(42,847)	-
Non-deductible accretion of debt discount expense	24,957	-	46,660	-
Change in valuation allowance	7,875	22,502	(186,342)	70,203
Provision for (benefit from) income taxes	$-	$-	$-	$-

NOTE 14 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2017, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 15 - SUBSEQUENT EVENTS

On October 25, 2017, the Company executed an Amended and Restated Share Exchange Agreement ("Amended SEA") with Unprescribed, LLC and Cornerstone Medical Center LLC ("Cornerstone").  Among other things, the Amended SEA provides for, subject to conditions precedent to closing, the acquisition of the membership interests of Unprescribed and Cornerstone no later than December 31, 2017 (see Note 1).

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

Liquidity and Capital Resources

As of September 30, 2017, the Company's primary source of liquidity consisted of $nil in cash and cash equivalents.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders' deficit at September 30, 2017 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern.  The Company anticipates a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, cash used in operations was $30,225 and $4,000 for the nine months ended September 30, 2016, respectively.  Cash used in operating activities was primarily the result of selling, general and administrative expenses offset by an increase in accounts payable and accrued liabilities.  In 2016, the cash used in operating activities was largely due to the selling, general and administrative expenses, largely offset by an increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 for the nine months ended September 30, 2017, as a result of the loan to Cornerstone in exchange for a secured promissory note.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $530,225 as a result of the proceeds from the convertible promissory note for the nine months ended September 30, 2017 and $30,225 in advances from a third party.  For the nine months ended September 30, 2016, the Company received $4,000 in financing from related parties.

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

Revenues.  For the three and nine months ended September 30, 2017 and 2016, net revenues were $nil.

Selling General and Administrative Expense.  Selling, general and administrative expenses for the three months ended September 30, 2017 were $1,614 compared with $43,152 for the three months ended September 30, 2016.  Selling, general and administrative expenses for the nine months ended September 30, 2017 were $58,875 compared with $140,872 for the nine months ended September 30, 2016.  The selling, general and administrative expenses for the three and nine months ended Septemer 30, 2017 were lower compared with the same periods in 2016 as a result of reduced corporate activity.

Other Income (Expenses). Other expenses for the three months ended September 30, 2017 was $49,734 compared with other expenses of $22,029 for the three months ended September 30, 2016.  Included in this category is interest expense related to promissory notes issued by the Company.  Additionally, the Company recognized interest income of $5,041 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note.  For the three months ended September 30, 2017, the Company recognized income of $45,219 as a result of a change in the fair value of an embedded derivative and an expense of $73,404 as a result of accretion expense of a debt discount on the convertible promissory note.

Other income for the nine months ended September 30, 2017, was $595,725 compared with other expenses of $65,606 for the nine months ended September 30, 2016.  Included in this category is interest expense related to promissory notes issued by the Company.  Additionally, the Company recognized interest income of $9,425 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note.  During the nine months ended September 30, 2017, the Company recorded a gain on the settlement of debt in the amount of $671,585.  For the nine months ended September 30, 2017, the Company recognized income of $126,021 as a result of a change in the fair value of an embedded derivative and an expense of $137,234 as a result of accretion expense of a debt discount on the convertible promissory note.

Net Income (Loss). Net loss for the three months ended September 30, 2017 was $51,348 compared to a net loss of $66,181 for the three months ended September 30, 2016.

Net income for the nine months ended September 30, 2017 was $536,850 compared to a net loss of $206,478 for the nine months ended September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the period ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VICAN RESOURCES, INC.
Date: November 14, 2017	By: /s/ IAN JENKINS Name: Ian Jenkins Title: Chief Financial Officer and Principal Executive Officer