Form 10-K
period 2017-12-31
Frelii, Inc.
filed 2018-05-09
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-107179 & 000-51210

FRéLII, INC.

(Exact name of registrant as specified in its charter)

Nevada	980380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 W. Executive Pkwy., Suite 500

Lehi, UT 84043

(Address of principal executive offices, including Zip Code)

(833) 437-3544

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common stock, $0.001 par value	35,511,107

FRéLLI, INC. (FORMERLY KNOWN AS VICAN RESOURCES, INC.)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	concentration of our customer base
●	our ability to maintain pricing;
●	deterioration of the credit markets;
●	competition within our industry;
●	asset impairment and other charges;
●	our identifying, making and integrating acquisitions;
●	loss of key executives;
●	the ability to employ skilled and qualified workers;
●	inadequacy of insurance coverage for certain losses or liabilities;
●	federal legislation and state legislative and regulatory initiatives relating to our industry;
●	future legislative and regulatory developments;
●	our beliefs regarding the future of our competitors;
●	our expectation that the demand for our products services will eventually increase; and
●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the period ended December 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Frélii, Inc. or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to Frélii, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. BUSINESS

Overview of Our Business

Recent Developments

The Company’s principal business is to offer personalized web-based nutrition and fitness programs based on users’ genetic data. We believe our artificial intelligence-based algorithm generates accurate and valuable insight about individual health risks, and has to potential to flag and develop a preventative care plan for potential areas of health concern. Through a web-based questionnaire, and upload of the user’s raw genetic data, the algorithm identifies areas of potential health risk and generates a preventative action plan, which includes a personalized nutrition and fitness plan, and nutritional supplement recommendations. Subscribers who have previously purchased their genetic health information from 23andMe will be able to provide their login information, and upload that data to our website. Our technology will then automatically adjust the user’s nutrition and wellness plan according to that genetic data. Our personalized plans feature meal plans, virtual personal training, supplement recommendations, downloadable menus, recipes, and shopping lists. In the near future, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis. Presently, customers can order premium nutritional and vitamin supplements from our online health supplement marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. We launched our website, www.frelii.com, in March 2018. We are currently doing business under the name “Frélii.” Effective March 9, 2018, the Company changed its name to “Frélii, Inc.” and its trading symbol to “FRLI.”

Our executive offices are located at 2600 W. Executive Pkwy., Ste. 500, Lehi, UT 84043. You can also contact us by telephone at (833) 437-3544.

We are subject to the disclosure requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, file reports, information statements and other information, including annual and quarterly reports on Form 10-K and 10-Q, respectively, with the Securities and Exchange Commission (the “SEC”). Reports and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, DC 20549. Copies of such material can also be obtained upon written request addressed to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates. In addition, the SEC maintains a web site on the Internet (http://www.sec.gov) that contains reports, information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System.

Corporate History

The Company incorporated in the State of Nevada on September 5, 2002, under the name “Bayview Corporation.” From 2005 until 2009, the Company’s business involved researching and developing cancer treatment drugs. From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc., and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised, and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development, and distribution company, unwound the purchase of the assets of Med Ex Florida, and acquired an interest in two oil & gas wells located in Jefferson County, Mississippi.

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical Center LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities for 25,000,000 shares of the Company’s Common Stock. The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, management modified its business plan to acquire certain intellectual property assets and engage a new executive team to launch its new business, a web-based subscription service providing personalized nutrition and wellness plans.

ITEM 1A. RISK FACTORS

In evaluating us and our business you should carefully consider the risks and uncertainties described below, the other information included in this Report. If any of the events described below or in the documents incorporated herein by reference occur, our business and financial results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

Our products are subject to government regulation, both in the United States and abroad, that could increase our costs significantly and limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and the FTC, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In foreign markets, we are usually required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, and comply with local labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

●	requirements for the reformulation of certain or all products to meet new standards,

●	the recall or discontinuance of certain or all products,

●	additional record keeping,

●	expanded documentation of the properties of certain or all products,

●	expanded or different labeling,

●	adverse event tracking and reporting, and

●	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

We may not be able to recover our remaining balance due on our note receivable from Cornerstone Medical Center LLC at May 2, 2018.

As of December 31, 2017 and May 2, 2018, there was a balance due of $340,640 and $106,483 respectively, on the note receiveable due from Cornerstone Medical Center LLC (“Cornerstone Note”), an entity owned by our director and Chief Sales Officer Gregory Mongeon. In March 2018, Cornerstone sold substantially all of its assets in a transaction for cash payable over eighteen months. Following this transaction and subsequent to the fiscal year ended December 31, 2017, Cornerstone paid to Frélii $234,156 reducing the amount of the Cornerstone Note to $106,483 as of May 2, 2018. Although Cornerstone is due additional cash payments pursuant to the foregoing sale transaction, there can be no assurance that Cornerstone will receive those payments or will make the remaining payments due under the Cornerstone Note. Unless the Company can secure sufficient equity or debt financing, failure to receive full payment on the Cornerstone Note may have a material adverse effect on the Company’s financial condition.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience product liability claims and litigation to prosecute such claims, and we may not have adequate insurance coverage to cover the cost of such claims.

Even though we do not manufacture the nutritional supplements we sell, as a distributor of products for human consumption, we may experience product liability claims and litigation to prosecute such claims. Additionally, the sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We may not have adequate insurance coverage in the types and amounts that are reasonably adequate to cover the risks we face. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

We may become party to litigation arising from the ordinary course of business in the future.

We are not currently party to any litigation; however, we may become party to lawsuits that arise in the ordinary course of business in the future. The possibility of such litigation, and its timing, is in large part outside our control. Some of these lawsuits may involve class action claims, which by virtue of involving a large number of potential class members, may require increased costs of defense and risk. If such litigation were to occur, it could have material adverse effects on our financial performance.

RISKS RELATED TO OUR MARKET

Our success is linked to the size and growth rate of the health and wellness products and supplement markets and an adverse change in the size or growth rate of these markets could have a material adverse effect on us.

An adverse change in size or growth rate of the health and wellness, or vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Adverse economic conditions may harm our business.

Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We operate in a highly competitive industry.

The market for health, diet, fitness, and wellness technology in general is extremely competitive. While we believe that currently there is no direct competitor using comparable technology, there is no guarantee that similar technology is in development. The Company anticipates that competition will intensify as genetic testing becomes more commonly prevalent in developing medical treatment and wellness plans. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not harm its business, operating results or financial condition.

There may be significant fluctuations in our quarterly results.

The Company believes that quarter-to-quarter comparisons of its revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of businesses in the Company’s industry have in the past experienced significant quarter-to-quarter fluctuations. If revenues for a quarter fall below the Company’s expectations and it is not able to quickly reduce spending in response, the Company’s operating results for that quarter would be harmed. It is likely that in some future quarter operating results may be below the expectations of public market analysts and investors and, as a result, the price of the Company’s common stock may fall. As with other companies in the Industry, the Company’s operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on expectations of future revenues and are relatively fixed in the short term.

Factors that may cause our operating results to fluctuate include:

●	our ability to arrange financing for projects;
●	our ability to complete technology upgrades;
●	changes in federal, state and local government policies;
●	changes in the medical insurance industry;
●	the addition of new customers or the loss of existing customers;
●	our ability to control costs, including operating expenses;
●	changes in the mix of our products and services;
●	the effectiveness of our marketing partnerships;
●	changes in the pricing of our competitors;

There are no assurances that our operations will result in revenues.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of the Company’s limited operating history and the nature of the markets in which it competes, the Company may not be able to accurately predict its revenues. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company’s business, results of operations and financial condition. Further, the Company’s current and future expense levels are based largely on its investment plans and estimates of future revenues. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company’s control. Factors that may adversely affect the Company’s operating results include, among others, demand for the products of the Company, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations, the introduction of new or enhanced products and services by the Company or its competitors, the timing and number of new hires, changes in the Company’s pricing policy or those of its competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of the company’s products. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company’s business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in the Company’s operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company’s business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Negative Operating Cash Flow

The Company has negative operating cash flow and may continue to have negative operating cash flow in future periods. To the extent that the Company has negative operating cash flow, the Company will need to continue to deploy a portion of its cash reserves to fund such negative operating cash flow.

 We may not be able to meet our capital requirements.

As of May 2, 2018, the Company had $ 207,459 in cash reserves. The continued development of the Company’s business plan will require additional capital. Although the Company believes that we have sufficient cash reserves to fund operations until we begin to generate revenues from our operations, we cannot be certain that our cash reserves will be sufficient to fund the operations of the Company for the next year. To the extent that our cash reserves and cash flow from operations are insufficient to fund the Company’s activities, the Company will be required to raise additional capital through equity or debt financing. The Company’s actual capital requirements will depend on many factors, including but not limited to; the costs and timing of the Company’s development and launch activities, the success of the Company’s development efforts, and the costs and timing of the expansion of the Company’s sales and marketing activities. The extent to which the Company’s existing and new products and services will gain market acceptance will be based upon the Company’s ability to maintain existing collaborative relationships and enter into new collaborative relationships, competing product developments, progress of the Company’s commercialization efforts and the commercialization efforts of the Company’s competitors, costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property claims, developments related to regulatory issues, and other factors. Furthermore, to satisfy future growth requirements, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The Company’s failure or inability to raise capital when needed could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

We are dependent on key personnel.

The Company’s future success depends to a significant extent on the continued services of senior management, which includes the founders and developers of our website technology, and other key personnel. The Company does not currently maintain “key person” life insurance for any of its executives, though it may opt to do so in the future. The loss of key personnel would likely have a significantly detrimental effect on the business.

We may experience challenges managing rapid growth of our business.

If the Company is successful in achieving wide market acceptance of its products and services, it may be required to expand its operations quickly, requiring the establishment of technical operations, system administration, sales and marketing. This could result in new and increased responsibilities for management, and place significant strain on the Company’s management, operating and financial systems and other resources. To accommodate such growth and compete effectively, the Company will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force. The Company’s future success will depend to a significant extent on the ability of its future management personnel to operate effectively. There can be no assurance the Company’s personnel; systems, procedures and controls will be adequate to support the Company’s future operations. The Company is dependent on its ability to continue to attract and retain qualified technical, managerial and marketing personnel. There is widespread competition for qualified personnel in the Company’s industry, and there can be no assurance the Company will be able to attract and retain the qualified personnel necessary for the development of its business. The failure to recruit qualified technical, managerial or marketing personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

We rely on outside consultants, contractors, manufacturers and suppliers.

We will rely on the experience of outside consultants, contractors, manufacturers and suppliers. Should one or more of these persons or entities terminate their business relationship with the Company, or becomes unavailable, we may have difficulty finding timely or suitable replacements and our business and financial performance could be negatively impacted.

We rely on strategic relationships to promote our products.

We will rely, in part, on strategic partnerships with outside companies and individuals to promote and market our products and services, thus making the future success of our business particularly contingent on the efforts of others. An important part of our strategy is to promote acceptance of our products through technology and product alliances with affiliates who assist us with our promotion strategies. Our dependence on outside affiliates and distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

 We rely on our suppliers.

We will rely on key vendors and suppliers to provide our health supplement products and other health and wellness products we may offer in the future. The Company also plans to use third party distribution facilities and contract distributors and shippers to manage customer orders of diagnostic kits, supplements, and other products. We also plan to use a third party lab processor to process our subscribers’ diagnostic kits and provide us the results. These distributors and third party vendors are critical partners in our business, and failure of any of these partners to fulfill the terms of our vendor contracts or perform as expected, would be detrimental to our business, our brand, and our financial results. Further, we may have difficulty in locating or using alternative resources should supply problems arise with any of these vendors or partners. An interruption or reduction in the source of supply of any of these vendors, or an unanticipated increase in vendor prices, could negatively and materially impact our operating results and damage customer relationships, our brand, and our business.

Our success depends on responding to rapid technological changes.

Our industry features rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products, and the efficiency and capabilities of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs should we need to modify our products or services to stay competitive.

If we fail to protect our intellectual property, our business could be adversely affected.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary or protected by intellectual property laws. Unauthorized use of our proprietary or protected technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement, copyright or trademark violation, or proprietary rights violation action. From time to time, we may be forced to defend ourselves against other claims and legal actions alleging infringement of the intellectual property rights of others. Adverse determinations in any such litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if such licenses are not available, prevent us from providing our wind turbines or the generators, which could have a material adverse effect on us. Third parties could also obtain patents that may require us to either redesign products or obtain a license. If we are unable to redesign products or are unable to obtain a license, our business and financial condition would be adversely affected. Although we perform investigations of the intellectual property of third parties, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any such infringement or misappropriation claim could result in significant costs, substantial damages, and our inability to provide or use our turbines and generators. We also could be forced to obtain licenses from third parties or to develop a non-infringing alternative, which could be costly and time-consuming. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results. A court also could enter orders that temporarily, preliminarily, or permanently enjoin us and/or our suppliers from making or supplying us with the turbines and/or generators. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties. Because intellectual property litigation can be costly and time consuming, our intellectual property litigation expenses could be significant, even if we are successful in defending our intellectual property rights. Even invalid claims alone could materially adversely affect our financial condition.

Our executive compensation may not reflect the true market value of services.

The Company is currently paying its management and key employees in a combination of Common Stock, stock options, stock units, and/or cash consideration. We have not determined all our executive compensation by arms-length negotiation. Our Board of Directors believes the current salaries paid to our management team does not reflect the likely market value of their services. As the Company obtains adequate financing, executive compensation is likely to increase. Furthermore, the Company may grant additional stock options and other equity incentives to its executive officers and directors that are consistent with companies in the early revenue stages with high growth potential. Our Board of Directors has approved 5,000,000 Class B Common Stock shares for use in the Incentive Stock Option Plan (“IPO Plan”). As of the date hereof, the Board has not approved any additional issuances; however, plans to issue ISO stock in the near future. Upon such issuances, the Board may increase the number of shares available for issuance under the ISO Plan for later issuance.

Our management may have a conflict of interest with our minority shareholders.

The relationship of management and its affiliates to the Company could create conflicts of interest. While management has a fiduciary duty to the Company, it also determines its compensation from the Company. While management believes that any consideration paid to affiliates is fair, there is no assurance that such consideration reflects the true market value of the services being performed. Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible. Management’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

Our bylaws indemnify our management to the maximum extent permitted by law.

The Company’s Bylaws provide that the Company will indemnify and hold harmless its officers and directors against claims arising from Company activities, to the maximum extent permitted by law. If the Company were called upon to perform under its indemnification agreement, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

There is a potential risk of dilution of ownership in our Company.

The Company has the right to raise additional capital or incur borrowings from third parties to finance its business. The Company may also implement public or private mergers, business combinations, business acquisitions and similar transactions pursuant to which it would issue substantial additional capital stock to outside parties, causing substantial dilution in the ownership of the Company by its existing shareholders. The Board of Directors has the authority, without the consent of any of the shareholders, to cause the Company to issue more shares of common and preferred stock at such price and on such terms and conditions as are determined by the Board in its sole discretion. The Company may also issue net profits interests in the Company. The issuance of additional shares of capital stock or net profits interests by the Company would dilute the shareholders’ ownership in the Company.

There are no assurances that dividends will be paid.

The Company has not in the past nor has any immediate plan to pay dividends to any of its shareholders in the near future. The Company cannot predict when or assure that it will ever have sufficient earnings to declare and pay dividends to any of its shareholders.

Our stock has historically had a limited market. If an active trading market for our Common Stock does develop, trading prices may be volatile.

Should an active trading market develop, the market price of the shares of Common Stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of the Common Stock may vary greatly. If an active market for the Common Stock develops, there is a significant risk that the stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	Variations in our quarterly results
●	Announcements that our revenues or income/losses are below analysts’ expectations;
●	General economic slowdown
●	Changes in market valuations of similar companies;
●	Announcements by us or our competitors of significant contracts; or
●	Acquisitions, strategic partnerships, joint ventures or capital commitments.

We are subject to the reporting requirements of Federal Securities Laws that can be expensive.

We are subject to the information and reporting requirements under the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC has and will continue to cause our expenses to be higher than they would be if we were a privately-held company.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Pink Market, there is a very limited market for our common stock. Even after trading volume increases, trading through the OTC Pink or OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Sales by our shareholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock.

The majority of outstanding shares in the Class B common stock are owned by the Directors and Officers. If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of the Common Stock to decline.

Our officers and directors may have a conflict of interest with the minority shareholders in the future because the majority of the shares of our Common Stock are owned by our officers and directors. Thus, the minority shareholders may not be able to control or influence our management’s decision making.

The Company’s officers and directors currently own 59.12% of the outstanding shares of the Company’s Class B common stock. The interests of a specific director or officer, individually or as a group may at times differ from other shareholders. Where those conflicts exist, our shareholders will be dependent upon the directors and officers, in a manner fair to all our shareholders, their fiduciary duties as an officer and/or director.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is currently quoted on the Over-the-Counter market that may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted Over-the-Counter on the OTC: Pink market. The OTC Pink Market is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock on the Over-the-Counter Bulletin Board, or on a senior exchange such as NASDAQ as soon as practicable. However, we cannot assure you that we could meet the initial listing standards of any stock exchange, or that we could maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth of more than $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate office headquarters, which consists of 420 sq. ft. of office space located at 2600 W. Executive Pkwy., Suite 500, Lehi, UT 84043. The terms of our written commercial lease are month to month with monthly rent due of approximately $880.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

On March 9, 2018, the trading symbol for our Common Stock changed from “VCAN” to “FRLI” concurrent with the change of our name to “Frélii, Inc.” Trading is sporadic and irregular and there is no regular trading market. The following table provides historical trading information. Prices do not reflect retail mark-downs and commissions and may not reflect actual transactions. The last sale price of the common stock was $1.50 on May 30, 2017.

Calendar Quarter Ended	High Sales Price*		Low Sales Price*

December 31, 2017	1.50		1.50
September 30, 2017		(A)		(A)
June 30, 2017	1.00		0.85
March 31, 2017	0.20		0.20
December 31, 2016	0.20		0.20
September 30, 2016	0.20		0.20
June 30, 2016	0.20		0.20
March 31, 2016	0.20		0.20

(A) No transactions in quarter.

Holders

As of April 5, 2018, there were 148 stockholders of record of our Common Stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 18, 2018, our Board of Directors approved the adoption of our 2018 Incentive Stock Option Plan (“ISO Plan”). The ISO Plan has not yet been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans”.

Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

On April 5, 2017, Ian Jenkins acquired 1,830,000 shares of common stock of the Company, representing approximately 94.2% of the issued and outstanding shares of common stock from the previous majority shareholders of the Company. In the same transaction, Mr. Jenkins also acquired 100 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company. On January 21, 2018, Mr. Jenkins notified the Company of his cancellation of those 100 Series A Preferred Stock shares effective as of that date. On or about January 31, 2018, Mr. Jenkins cancelled the foregoing 1,830,000 shares of common stock pursuant to his employment agreement with the Company.

On April 11, 2017, the Company received $500,000 cash from an accredited arm’s length creditor. In exchange the Company issued a promissory noted dated April 11, 2017 (the “Convertible Note”). The Convertible Note bears interest at 4% per annum or 18% in the event of a default. The principal and interest is payable on December 31, 2017 and is convertible into shares of common stock at a conversion price of $1.00 per share. The Convertible Note also provides for a reduction in the conversion price of the Convertible Note if the Company issues any common shares at a price less than the conversion price (“a dilutive issuance”).

On February 22, 2018, the Company issued 500,000 shares of common stock of the Company as a result of the Conversion of the Convertible Note described above.

On February 22, 2018, the Company issued 8,000,000 shares of common stock of the Company as a result of the conversion of a certain Exchange Note.

On January 31, 2018, the Company’s lead software developer Christopher Dean was issued 7,500,000 shares of common stock of the Company in exchange for transferring certain intellectual property assets to the Company.

On January 31, 2018, the Company issued the following management shares:

●	Chief Executive Officer and Chief Financial Officer Ian Jenkins was issued 7,500,000 shares in connection with his employment agreement. In connection with this issuance, Mr. Jenkins cancelled 1,830,000 shares of common stock he previously held and 100 shares of Series A Preferred Stock he acquired in connection with the prior change of control of the Company.
●	Chief Sales Officer Gregory Mongeon was issued 7,500,000 shares of common stock in connection with his employment agreement.
●	Chief Marketing Officer Seth Jones was issued 1,450,000 shares of common stock in connection with his employment agreement.
●	Chief Operating Officer Julia Kline was issued 1,000,000 shares of common stock in connection with her employment agreement; and
●	Directors Tarek Mango and James Spallino were each issued 300,000 shares of common stock in connection with their agreement to serve as directors of the Company.

On or about March 14, 2018, the Company issued to Mario Norsch Diaz 150,000 shares of Common Stock of the Company at a price of $1.25 per share.

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

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2017.

ITEM 6. Selected financial data

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward-Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31.

Nature of Operations

The Company incorporated in the State of Nevada on September 5, 2002, under the name “Bayview Corporation.” From 2005 until 2009, the Company’s business involved research and development of cancer treatment drugs. From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc., and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development, and distribution company, unwound the purchase of the assets of Med Ex Florida, and acquired an interest in two oil & gas wells located in Jefferson County, Mississippi.

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical Center LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities in exchange for 25,000,000 shares of the Company’s Common Stock. The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, management modified its business plan to acquire certain intellectual property assets and engaged a new management team to carry out its new business, which is providing personalized subscription nutrition and wellness programs through the Company’s new website www.frelii.com.

Results of operations for the years ended December 31, 2017 and 2016.

Revenues. For the years ended December 31, 2017 and 2016, net revenues were $nil.

Operating Expenses. Operating expenses for the year ended December 31, 2017 was $225,892 compared with $183,354, for the year ended December 31, 2016. The operating expenses, which consist of consultants, marketing costs, and accounting and SEC compliance costs, were higher for the year ended December 31, 2017 as a result of increased marketing expenses related to digital and print marketing campaigns.

Other Income (Expenses). Other income for the year ended December 31, 2017 was $821,384 compared with other expenses of $87,634 for the year ended December 31, 2016. Included in this category is interest expense related to promissory notes issued by the Company. Additionally, the Company recognized interest income of $14,466 related to the receipt of a promissory note and interest expense related to the issuance of a convertible note. During the year ended December 31, 2017, the Company recorded a gain on the settlement of debt in the amount of $886,063. For the year ended December 31, 2017, the Company recognized income of $187,793 as a result of a change in the fair value of an embedded derivative and an expense of $210,638 as a result of accretion expense of a debt discount on the convertible promissory note. For the year ended December 31, 2016, the Company recognized interest expense of $87,634.

Net income for the year ended December 31, 2017, was $595,492 compared to a net loss of $270,988 for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than a rental agreement for the rental of the corporate premises, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Liquidity and Capital Resources

Operations for the years ended December 31, 2017 and 2016, were primarily funded from proceeds from the issuance of a convertible note in 2017, and from advances from certain parties in 2016.

Subject to the launch of the pipeline of revenue streams, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due and consequently continue as a going concern. The Company may require additional funds to further develop our expanded business plan. The Company may require additional financing this year to fund our operations and is examining possible sources of funding beyond the existing cash generated from operations. Sales of additional equity securities would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially, or otherwise curtail operations.

The Company expects the forgoing, or a combination thereof, to meet our anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Net Cash Used in Operating Activities

During the year ended December 31, 2017, the Company had net cash used in operations of $37,064 compared with $5,831 used in operations for the year ended December 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 (resulting from a loan to Cornerstone Medical Center LLC on April 11, 2017) in 2017 and $0 in 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was$537,064 in 2017, primarily the result of proceeds from the issuance of a convertible note payable on April 11, 2017, and $5,831 in 2016.

Financial instruments and risk factors

The Company has exposure to liquidity risk and credit risk. The Company’s risk management objective is to preserve and redeploy the existing resources as appropriate, ultimately to protect shareholder value. Risk management strategies, as discussed below, are designed and implemented to ensure the Company’s risks and the related exposure are consistent with the business objectives and risk tolerance.

Liquidity Risk: Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company manages its liquidity by ensuring that there is sufficient capital to meet short and long-term business requirements, after taking into account cash requirements from operations and the Company’s holdings of cash and cash equivalents. The Company also strives to maintain sufficient financial liquidity at all times in order to participate in investment opportunities as they arise, as well as to withstand sudden adverse changes in economic circumstances.

Management forecasts cash flows for its current and subsequent fiscal years to predict future financing requirements. Future requirements may be met through a combination of credit and access to capital markets. The Company’s requirements are dependent on the level of operating activity, a large portion of which is discretionary. Should management decide to increase its operating activity, more funds than what is currently in place would be required. It is not possible to predict whether financing efforts will be successful or sufficient in the future.

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company’s financial liabilities as of December 31, 2017.

	2018	2019 and later

Accounts payable and accrued liabilities	$3,339	$-
Advances from related parties	37,064	$-
	$40,403	$-

Credit risk: Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. As at December 31, 2017, the Company’s credit risk is primarily attributable to its promissory note receivable and interest receivable. Credit risk is mitigated as the Company has security over the assets of the promissory note issuer.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company’s does not have significant interest rate risk.

Related Party Transactions

On April 11, 2017, pursuant to a Security Agreement dated April 11, 2017, the Company paid $495,000 to Cornerstone Medical Center LLC (“Cornerstone”). In exchange the Company received a $500,000 Secured Promissory Note from Cornerstone (the “Promissory Note”), dated April 11, 2017. The Promissory Note bears interest at 4% per annum, or 18% in the event of a default under the Promissory Note. The principal and interest is due on December 31, 2017. The Promissory Note is secured by all the assets of Cornerstone. The Company is currently in the process of extending the term of the promissory note.

Cornerstone is owned by Gregory Mongeon, Chief Sales Officer and a director of the Company.

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	December 31, 2017	December 31, 2016
Kline Law Group P.C.	$37,064	$-
Cumbria Capital, L.P.	-	$37,278
Kenneth I. Denos, P.C.	-	26,861
John D. Thomas, P.C.	-	16,471
Total	$37,064	$80,610

Subsequent to the year ended December 31, 2017, the Company entered into an employment agreement with an officer who is related to Kline Law Group P.C. During the year ended December 31, 2017, the Kline Law Group incurred certain professional services and corporate and administrative expenses on behalf of the Company. The Company is currently in discussions to convert the balance of the advance into shares of the common stock of the Company.

During the year ended December 31, 2017, the Cornerstone Medical Center LLC, an entity owned by a director and officer of the Company paid certain professional services and corporate and administrative expenses on behalf of the Company.

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011, to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. had voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 11), Cumbria Capital, L.P., Kenneth I. Denos P.C., and John D. Thomas, P.C. agreed to waive advances payable to them totaling $80,610.

Off-Balance Sheet Arrangements

Other than the rent commitments, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of equity instruments and other financing arrangements, if any, to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Advertising

The Company follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the years ended December 31, 2017 and 2016 was $133,739 and $0, respectively. The increase in advertising and marketing expenses was mainly due to payments for digital and print marketing campaigns planned for 2018.

Basic and Diluted Net Income (Loss) Per Share

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

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the balance sheets or the statements of operations and comprehensive loss from the adoption of this standard.

Recently issued accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the balance sheet or the results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

There have been no changes nor have there been any disagreements with the Company’s auditors.

ITEM 9A. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of the our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

Item 9B. Other Information

None.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. yappn.com (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each director and executive officer of the Company as of the date of this Annual Report.

Name	Age	Principal Position
Ian Jenkins	34	President, Chief Executive Officer, Chief Financial Officer, and Director
Hans Jenkins	41	Director
Gregory Mongeon	40	Chief Sales Officer and Director
Tarek Mango	48	Director
James Spallino	60	Director
Seth Jones	30	Chief Marketing Officer
Julia Kline	40	Chief Operating Officer

Ian Jenkins, President, Chief Executive Officer, Chief Financial Officer and Director

Ian Jenkins was appointed to our Board of Directors in April 2017. Mr. Jenkins has over 10 years of experience as a senior executive. Before developing the business plan recently undertaken by the Company, Mr. Jenkins served as CEO of CodeTech, a Phoenix-based Med tech company whose technology was acquired by Hospital Corporation of America. Mr. Jenkins also served in key marketing and product development roles at Systemic Formulas, Inc. and Orn Industries. A background in physiology, technology startups, and supplement product research and development gives Mr. Jenkins deep knowledge of engineering, producing, and marketing health technology and nutritional supplements. Mr. Jenkins earned an M.B.A. from Thunderbird School of Global Management, and a B.S. in Physiology from Utah State University.

Dr. Gregory Mongeon, Director and Chief Sales Officer

Dr. Gregory Mongeon was appointed to our Board of Directors in January 2018. A leader in natural health, Dr. Greg Mongeon is a wellness physician and owner of Cornerstone Medical Center LLC, a functional medicine practice located in Lincoln, Nebraska. Dr. Mongeon’s background and expertise in clinical nutrition, detoxification therapy, biomechanics, neurology, and functional endocrinology, enable him to successfully treat many chronic health problems as well as more complex conditions. With a focus on healing the body at the cellular level, Dr. Mongeon is proficient at diagnosing the hidden root cause(s) of numerous health issues by utilizing modern diagnostic approaches with research-based laboratory analysis. Dr. Mongeon has specific experience treating autoimmune diseases, hormonal imbalances, diabetes, thyroid disorders, fibromyalgia, Lyme disease, neurotoxic illnesses, toxic mold or heavy metal exposure, autism spectrum disorder, ADD/ADHD, fatigue, weight loss resistance issues, and other health related conditions. Dr. Mongeon also has worked with several elite-level athletes and is the functional medicine doctor for Olympic Gold Medalist Jordan Burroughs and many other Olympians and high profile clients. Dr. Mongeon is a frequent lecturer at business and health conferences, and he consults with other physicians around the world. Dr. Mongeon earned a Doctor of Chiropractic (DC) and a B.S. in Human Biology from Northwestern Health Sciences University in Bloomington, MN, and has completed further training at the Institute for Functional Medicine.

Dr. Hans Jenkins

Dr. Hans Jenkins was appointed to our Board of Directors in March 2018. Dr. Jenkins is highly experienced in developing lifestyle and nutrition plans for patients seeking to optimize their long-term health through preventative care. His practice prioritizes preventive health education, medical screenings, and lifestyle modifications to obtain optimal health. Dr. Jenkins graduated from Weber State University, then earned his Doctor of Osteopathy (D.O.) degree from Arizona College of Osteopathic Medicine. Following medical school, Dr. Jenkins completed a family medicine internship at John C. Lincoln Hospital in Phoenix, Arizona. An honored veteran of the United States Air Force, Dr. Jenkins served more than four years as a flight surgeon during Operation Iraqi Freedom with two deployments to combat zones. Dr. Jenkins completed his family medicine residency program at St. Joseph’s Hospital in 2011. Dr. Jenkins is the Medical Director and a primary care physician at Orn Total Health in Farmington, Utah.

Tarek Mango, Director

Tarek Mango was appointed to our Board of Directors in January 2018. Mr. Mango is a partner and Managing Director of Mango Enterprises. After completing his secondary education in the United Kingdom, Mr. Mango earned a bachelor’s degree in Middle East Studies at the University of Utah, and another bachelor’s degree in International Business at Westminster College. He also holds an M.B.A. in International Business from Thunderbird, The American Graduate School of Global Management. Mr. Mango has been involved in international trade and business development for over 20 years. He has successfully consulted for, built, and introduced U.S. health care-related brands into Middle Eastern, Asian, and European markets. Tarek has been on a number of business advisory boards pertaining to the Middle East, and a mentor to students in the International Leadership Academy at the University of Utah. He continues to support and consult on Utah’s business roundtables pertaining to Middle East endeavors, and works with GOED (Utah Governor’s Office for Economic Development) on matters relating to the Middle East. He has served as Chapter President of the Thunderbird Alumni Association, Utah Chapter since 2005, and also serves on a number of startup boards in the health care sector.

James Spallino, Director

James (Jim) Spallino was appointed to our Board of Directors in January 2018. Mr. Spallino has over 35 years of experience in the integrative medical and dental industry as both an entrepreneur and consultant. He was a former principal of Great White Dental Lab, a national manufacturer of custom lab-created dental products. In addition, Mr. Spallino has served as an investor and advisor to numerous other early stage companies in the health industry. He currently serves as both Chief Executive Officer and a board member of Revitin Life Sciences, and as a board advisor to Linek2Pay, a payments processing company.

Seth Jones, Chief Marketing Officer

Seth Jones was appointed Chief Marketing Officer in January 2018. Mr. Jones is a marketing strategist and digital media expert. From 2011 to 2017, Mr. Jones served in various senior positions at Devinsupertramp, an extreme sports and adventure video production company, where he produced and distributed digital content that generated more than 4.5 million subscribers and over 915 million views on YouTube and over 3.2 million subscribers and over a billion views on Facebook. Mr. Jones is particularly skilled in developing marketing strategies, producing online marketing content, leveraging social media, and coordinating multi-level marketing campaigns. While at Devinsupertramp, Mr. Jones and his team were nominated for three Streamy Awards for online videos, and also served as a judge for the Streamy Awards for the last three years. Seth attended Utah Valley University.

Julia Kline, Secretary, Chief Operating Officer, and General Counsel

Julia Kline was appointed Chief Operating Officer in January 2018, and corporate Secretary in March 2018. Ms. Kline has been advising early-stage public and private companies and investors in the U.S. and China since 2008. From 2008-2011, she advised numerous public companies at an M&A advisory firm where she worked with mainland China companies, investment banks, and their counsel to list several companies on U.S. stock exchanges. Ms. Kline has also represented startups in the Boston area, including companies in the Fintech, robotics, software, web application, and consumer product sectors. Ms. Kline is knowledgeable on corporate and securities law matters, capital markets, M&A, securities registrations, exempt offerings, and Exchange Act compliance. Ms. Kline earned her J.D. from Loyola Law School, Los Angeles, and her B.A. (magna cum laude) from George Mason University. She is a member of the Massachusetts bar.

Appointment of Executive Officers

Our executive officers are elected by, and serve at the discretion of, our board of directors.

Board of Directors

Under our Bylaws, our board of directors can set the authorized number of directors, provided the number of directors may not be less than one. We currently have five directors. We believe two of our directors, Tarek Mango and James Spallino, qualify as independent directors.

Term of the Board of Directors

Our board members serve until the next annual meeting of stockholders, or until that member’s successor has been elected. An election of directors by our shareholders will be determined by a plurality of the votes cast.

Committees of the Board of Directors

Currently, our Board of Directors does not have a standing audit, compensation, or nominating/corporate governance committees.

Family Relationships

One of our directors, Dr. Hans Jenkins, is the brother of our CEO and Chief Financial Officer Ian Jenkins.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2017, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, the Company is in the process of preparing a code of business conduct and ethics policy.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating, audit or compensation committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company’s management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board’s full involvement in carrying out its responsibility for risk management.

ITEM 11. EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2017, there were Named Executive Officers as set forth below:

Name	Position
Ian Jenkins	Chief Executive Officer, and Sole Director
Chene Gardner(1)	Chief Executive Officer and Sole Director

(1) Mr. Gardner resigned his positions on April 5, 2017, and was replaced by Ian Jenkins.

The following table sets forth the compensation arrangements of our executive officers. The amounts in this table do not include normal and customary fringe benefits such as company car or similar expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (S)	Bonus (S)	Stock Awards (S)	Option Awards (S)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings (S)	All Other Compensation (S)	Total (S)

Ian Jenkins, CEO, CFO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Chene C. Gardner	2017	0	0	0	0	0	0	$10,000	$10,000
CEO and CFO	2016	0	0	0	0	0	0	$60,000	$60,000

Gregory Mongeon, Chief Sales Officer	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Seth Jones, Chief Marketing Officer	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Julia Kline, Chief Operating Officer, Secretary	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

On January 18, 2018, our Board of Directors approved the adoption of our 2018 Incentive Stock Option Plan (“ISO Plan”). The ISO Plan has not yet been approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company common stock as of May 4, 2018 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of the Company’s directors and executive officers. Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name	Position	Common Stock Held		Percentage of Class
Ian Jenkins	Chief Executive Officer, Chief Financial Officer and Director	7,500,000	(1)	21.1%
Gregory Mongeon	Chief Sales Officer, Director	7,500,000	(1)	21.1%
Tarek Mango	Director	300,000	(1)	0.8%
Hans Jenkins	Director	400,000	(1)	1.1%
James Spallino	Director	300,000	(1)	0.8%
Seth Jones	Chief Marketing Officer	1,450,000	(1)	4.1%
Julia Kline	Chief Operating Officer, Secretary	1,000,000	(1)	2.8%
All officers and directors as a group (7 persons)		18,450,000	(1)	51.9%
Christopher Dean	Beneficial Owner	7,500,000		21.1%

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as noted in Item 7 above, there are no related party transactions.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Our executive officers and directors from time to time may serve on the board of directors or act as executive officers of other companies. However, none of our executive officers or directors serve as executive officers or directors or on the compensation committee of another company that has any executive officer serving on our Board of Directors (or Board of Directors acting as the Compensation Committee).

One of our directors, Dr. Hans Jenkins, is the brother of our Chief Executive Officer and Chief Financial Officer Ian Jenkins. There are no other relationships on our Board of Directors (or Board of Directors acting as the Compensation Committee) requiring disclosure under Item 404 of Regulation S-K.

Director Independence

We believe the Company has two independent directors, Mr. Tarek Mango and Mr. James Spallino. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee and cannot forecast when we will have such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our independent registered accounting firm Michael T. Studer, CPA, P.C. for the last two fiscal years:

Fee Category	December 31, 2017	December 31, 2016
Audit Fees and quarterly reviews	$25,000	$20,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2018.

FRÉLII, INC.

May 9, 2018	By:	/s/ Ian Jenkins
Ian Jenkins
Chief Executive Officer, Chief Financial Officer and Director

FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Frélii, Inc. (formerly Vican Resources, Inc.)

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Frélii, Inc. (formerly Vican Resources, Inc.) (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of Frélii, Inc. (formerly Vican Resources, Inc.) as of December 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
May 8, 2018

I have served as the Company’s auditor since 2015.

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

BALANCE SHEETS

(Expressed in US dollars)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Note receivable	340,640	-
Interest receivable	14,466	-
Total current assets	355,106	-
Total assets	$355,106	$-
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,339	$842,192
Advances from related parties and former related parties	37,064	80,610
Advances from third party	-	6,865
Notes payable to former related parties	-	873,944
Total current liabilities	40,403	1,803,611
Total liabilities	40,403	1,803,611

Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 100 (December 31, 2016 - 100) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:

Class B Common Stock, $0.001 par value; 10,441,107 (December 31, 2016 - 1,941,107) shares issued and outstanding	10,441	1,941
Additional paid in capital	3,430,239	1,915,917
Accumulated deficit	(3,125,977)	(3,721,469)
Total shareholders’ equity (deficit)	314,703	(1,803,611)
Total liabilities and shareholders’ equity (deficit)	$355,106	$-

See accompanying notes to the financial statements.

FRELII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US dollars)

	For the year ended December 31,
	2017	2016

Net revenues	$-	$-
Operating expenses
Marketing expenses incurred by Cornerstone Medical Center LLC relating to Frélii, Inc. business plan	133,739	-
General and administrative expenses	92,153	183,354
Total operating expenses	225,892	183,354
Loss from operations	(225,892)	(183,354)
Other income (expenses)
Gain on cancellation of liabilities	886,063	-
Interest income on note receivable	14,466	-
Change in fair value of embedded derivative	187,793	-
Accretion expense – debt discount	(210,638)	-
Gain on conversion of convertible note payable	22,845	-
Interest expense on notes payable	(79,145)	(87,634)
Total other income (expenses) net	821,384	(87,634)
Income (loss) before taxes	595,492	(270,988)
Income tax expense	-	-
Net income (loss) and comprehensive income (loss)	$595,492	$(270,988)

Net income (loss) per common share:
Basic	$0.25	$(0.14)
Diluted	$0.07	$(0.14)
Weighted average number of common shares outstanding:
Basic	2,360,285	1,941,107
Diluted	9,295,902	1,941,107

See accompanying notes to the financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in US dollars)

	Series A Preferred Stock		Class B Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	paid in capital	Accumulated Deficit	Total

January 1, 2016	100	$-	1,941,107	$1,941	$1,915,917	$(3,450,481)	$(1,532,623)
Net loss	-	-	-	-	-	(270,988)	(270,988)
December 31, 2016	100	-	1,941,107	1,941	1,915,917	(3,721,469)	(1,803,611)
Issuance of common stock in settlement of Convertible Promissory Note and accrued interest	-	-	500,000	500	513,035	-	513,535
Issuance of Common Stock in settlement of note payable to former related party	-	-	8,000,000	8,000	1,001,287	-	1,009,287
Net income	-	-	-	-	-	595,492	595,492
December 31, 2017	100	$-	10,441,107	$10,441	$3,430,239	$(3,125,977)	$314,703

See accompanying notes to the financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the year ended December 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$595,492	$(270,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Marketing expenses paid by Cornerstone Medical Center LLC	136,489	-
Gain on cancellation of liabilities	(886,063)	-
Gain on conversion of convertible note payable	(22,845)
Change in fair value of embedded derivative	(187,793)	-
Accretion expense – debt discounts	210,638	-
Interest receivable	(14,466)	-
Changes in operating assets and liabilities
Interest payable on notes payable to former related parties	65,610	87,634
Interest payable on convertible promissory note	13,535	-
Accounts payable and accrued liabilities	52,339	177,523
Net cash used in operating activities	(37,064)	(5,831)
Cash flow from investing activities
Loan to Cornerstone Medical Center LLC in exchange for secured promissory note dated April 11, 2017	(500,000)	-
Net cash used in investing activities	(500,000)	-
Cash flow from financing activities
Proceeds from issuance of convertible note	500,000	-
Proceeds from related party advances	37,064	5,831
Net cash provided by financing activities	537,064	5,831
Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of convertible promissory note ($500,000) and accrued interest ($13,535)	$513,535	$-
Issuance of common stock in settlement of convertible note payable to former related party ($946,823) and accrued interest ($62,464)	$1,009,287	$-
Payments from Cornerstone Medical Center LLC for Company marketing expenses in exchange for reduction in Note Receivable	$136,489	$-
Payments from Cornerstone Medical Center LLC for Company’s general and administrative expenses in exchange for reduction in Note Receivable	$22,871	$-

See accompanying notes to the financial statements

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in US dollars)

NOTE 1 — NATURE OF OPERATIONS

The Company incorporated in the State of Nevada on September 5, 2002, under the name “Bayview Corporation.” On April 7, 2005, the Company changed its name to Xpention Genetics, Inc. concurrent with a change in its business to researching and developing cancer treatment drugs. On September 17, 2008, the Company changed its name to Cancer Detection Corporation. On August 13, 2009, the Company again changed its name to Tremont Fair, Inc. From July 2009 until May 2011, the Company operated as a real estate services firm, seeking to capitalize on the real estate opportunities resulting from the dislocation in the credit markets, and by extension, the multifamily housing market, by acquiring, rehabilitating, stabilizing and selling distressed multifamily properties in the southern United States, predominantly in Texas. On May 26, 2011, the Company changed its name to Vican Resources, Inc., and changed its business model when it sold the real estate services division and acquired all of the outstanding shares of Vican Trading, Inc., a Montreal-based purchaser and seller of metals, ores, and other commodities (hereafter, “Vican Trading”). Upon the acquisition of Vican Trading, there was an implied option for either party to rescind the original acquisition. During 2011, that rescission option was exercised and on December 20, 2011, the Company again changed its business when it unwound the acquisition of Vican Trading and acquired all of the assets of Med Ex Direct, Inc., a Florida-based provider of management services in respect of the distribution of diabetic supplies, principally to Hispanic patients (hereafter, “Med Ex Florida”). On March 22, 2012, the Company again changed its business to become an oil & gas exploration, development, and distribution company, unwound the purchase of the assets of Med Ex Florida, and acquired an interest in two oil & gas wells located in Jefferson County, Mississippi.

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical Center LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities for 25,000,000 shares of the Company’s Common Stock. The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, the Company modified its business plan to acquire certain intellectual property assets and to engage a new management team to effectuate the new business plan.

Effective March 9, 2018, the Company changed its name to Frélii, Inc. The new business plan is to launch a web-based subscription service providing personalized nutrition and wellness plans. We launched our website, www.frelii.com, in March 2018.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. At December 31, 2017 and 2016, the Company had no cash or cash equivalents

Estimates

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

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of equity instruments and other financing arrangements, if any, to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Advertising and Marketing

The Company follows the policy of charging the costs of advertising and marketing to expense as incurred.

Basic and Diluted Net Income (Loss) Per Share

The Company follows Accounting Standards Codification (“ASC”) Topic 260 to account for the earnings per share. Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (if dilutive) outstanding.

The following is a reconciliation of the numerator and denominator we used in our computation of diluted earnings per common share for the year ended December 31, 2017:

Numerator:
Net income	$595,492
Add interest expense on convertible debt assumed to be converted at later of issuance date or January 1, 2017	75,999

Net income available to common shareholders	$671,491

Denominator:
Basic weighted average common shares outstanding	2,360,285

Add:
Convertible debt	6,935,617
Diluted weighted average common shares outstanding	9,295,902

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. There was no impact on the balance sheets or the statements of operations and comprehensive loss from the adoption of this standard.

Recently issued accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the balance sheet or the results of operations.

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

NOTE 3 – PROMISSORY NOTE RECEIVABLE FROM RELATED PARTY

On April 11, 2017, pursuant to a Security Agreement dated April 11, 2017, the Company paid $495,000 to Cornerstone Medical Center LLC (“Cornerstone”). In exchange, the Company received a $500,000 Secured Promissory Note from Cornerstone (the “Promissory Note”), dated April 11, 2017. The Promissory Note bears interest at 4% per annum, or 18% in the event of a default under the Promissory Note. The principal and interest is due on December 31, 2017. The Promissory Note is secured by all the assets of Cornerstone.

The principal balance of the promissory note changed in 2017 as follows:

Loan to Cornerstone on April 11, 2017	$500,000
Cornerstone payments to Unprescribed LLC service providers relating to Frelii, Inc. business plan	(136,489)
Cornerstone payments to Frélii, Inc. service providers	(22,871)

Balance at December 31, 2017	$340,640

On February 16, 2018, Cornerstone paid the Company $175,000 in partial repayment of the remaining balance of the promissory note.

Cornerstone is owned by Gregory Mongeon, an officer and director of the Company.

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2017	December 31, 2016
Kenneth I. Denos, P.C. – legal services	$-	$292,500
Chene C. Gardner & Associates, Inc. - accounting services	-	195,000
Rent	-	19,500
Other vendors	3,339	50,981
Accrued interest on notes payable to former related parties	-	284,211

Total	$3,339	$842,192

Kenneth I. Denos, P.C. was the majority common stockholder of the Company and is controlled by Kenneth I. Denos, director of the Company from December 20, 2011 to May 27, 2014. Under a verbal agreement commencing January 2012, Kenneth I. Denos, P.C. provided legal services to the Company for accrued compensation of $7,500 per month through February 2017.

Chene C. Gardner & Associates Inc. is controlled by Chene C. Gardner, Chief Financial Officer of the Company from May 31, 2011 to May 27, 2014, and sole officer and director of the Company from August 18, 2014 to April 5, 2017. Under a verbal agreement commencing June 2011, Chene C. Gardner & Associates, Inc. provided accounting services to the Company for accrued compensation of $5,000 per month through February 2017.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1), Kenneth I. Denos P.C., Chene C. Gardner & Associates, Inc., and 5 other vendors agreed to waive accounts payable due them totaling $584,110 See Note 10.

NOTE 5 – ADVANCES FROM RELATED PARTY AND FORMER RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	December 31, 2017	December 31, 2016
Kline Law Group P.C.	$37,064	$-
Cumbria Capital, L.P.	-	37,278
Kenneth I. Denos, P.C.	-	26,861
John D. Thomas, P.C.	-	16,471
Total	$37,064	$80,610

Kline Law Group P.C. (“KLG”) is counsel to the Company and is controlled by Scott Kline. Julia Kline, wife of Scott Kline, became Chief Operating Officer of the Company on January 19, 2018 (see Note 13).

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Cumbria Capital, L.P. is a Texas limited partnership controlled by Cyrus Boga, director of the Company from December 15, 2011 to May 27, 2014. Through its ownership of 100 shares of the Series A Preferred Stock (10,000,000 votes per share), Cumbria Capital, L.P. had voting control of the Company.

John D. Thomas, P.C. is controlled by John D. Thomas, former director of the Company.

In March 2017, in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1), Cumbria Capital, L.P., Kenneth I. Denos P.C., and John D. Thomas, P.C. agreed to waive advances payable to them totaling $80,610. See Note 10.

NOTE 6 – NOTES PAYABLE TO FORMER RELATED PARTIES

Notes payable to former related parties consist of the following:

	December 31, 2017	December 31, 2016
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014	$-	$402,500
Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014	-	311,973
Chene C. Gardner & Associates, Inc., interest at 10%, due March 29, 2014	-	140,000
Due other entities affiliated with Kenneth I. Denos, P.C., interest at 10%, due March 29, 2014	-	19,471
Total	$-	$873,944

On February 16, 2017, the promissory notes payable to Kenneth I. Denos, P.C. totaling $714,473 and related accrued interest totaling $232,350 were exchanged for an 8% Exchange Note in the amount of $946,823. In March 2017, the Exchange Note was assigned to five investor entities. Effective December 14, 2017 (see Note 9), the Company issued a total of 8,000,000 shares of its Class B Common Stock to the five investor entities in settlement of the $946,823 Exchange Note and accrued interest of $62,464.

In March 2017, Chene Gardner & Associates Inc., and other entities associated with Kenneth I. Denos, P.C. agreed to waive and cancel notes payable of $159,471 and accrued interest of $55,007. See Note 10.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE PAYABLE

On April 11, 2017, the Company received $500,000 cash from an accredited arm’s length creditor. In exchange, the Company issued a promissory note dated April 11, 2017 (the “Convertible Note”). The Convertible Note bore interest at 4% annum or 18% in a default. The principal and interest was payable on December 31, 2017, and was convertible into shares of Class B Common Stock at a conversion rate of $1.00 per share. The Convertible Note also provided for a reduction in the conversion price of the Convertible Note if the Company issued any common shares at a price less than the conversion price (“a dilutive issuance”). See Note 8 for additional details.

On December 14, 2017, the Convertible Note was converted into 500,000 shares of Class B Common Stock of the Company. The foregoing shares were issued on February 22, 2018. At the date of the conversion, accrued interest under the Convertible Note was $13,535.

For the year ended December 31, 2017, the Company recognized an expense of $210,638 as a result of the accretion of the debt discount (see Note 8). Further, as part of the conversion of the Convertible Note, the Company recognized a net gain as a result of the conversion of $22,845.

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 8 – EMBEDDED DERIVATIVE

The Convertible Note described in Note 7 contained a variable conversion feature based on a future dilutive issuance as the number of shares of common stock of the Company was not determinable at the time of issuance. As a result, during the year ended December 31, 2017, the Company recognized the fair value of the embedded conversion feature as an embedded derivative liability. For the year ended December 31, 2017, $187,793 was recorded as other income in the statement of operations related to the change in fair value of the embedded derivative during the year.

As at April 11, 2017, the fair value of the embedded derivative liability was determined to be $210,638 based on a Black-Scholes valuation. This valuation was based on the following assumptions: a share price of $1.00 per share, a risk-free rate of 0.8%, a volatility of 130% based on comparable companies and an expected life of 0.72 years.

NOTE 9 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

On December 14, 2017, as described in Note 7, the Company agreed to issue 500,000 shares of Class B Common Stock of the Company because of the conversion of the Convertible Note. The foregoing shares were issued on February 22, 2018.

On December 14, 2017, as described in Note 6, the Company agreed to issue 8,000,000 shares of Class B Common Stock of the Company because of the conversion of the Exchange Note. The foregoing shares were issued on February 22, 2018.

On April 5, 2017, Ian Jenkins acquired 1,830,000 shares of common stock of the Company, representing approximately 94.2% of the issued and outstanding shares of common stock from the previous majority shareholders of the Company. Mr. Jenkins also acquired 100 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company. On or about January 31, 2018, Mr. Jenkins cancelled the foregoing 1,830,000 shares of Common Stock and 100 shares of Series A Preferred Stock of the Company that he previously held.

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 10 – GAIN ON CANCELLATION OF LIABILITIES

As discussed in Notes 4, 5 and 6, certain vendors and creditors in March 2017 agreed to waive amounts due them in connection with negotiations relating to the change in control transaction on April 5, 2017 (see Note 1). The gain on the cancellation of liabilities of $886,063 consists of:

December 31, 2017
Accounts payable	$584,110
Advances from former related parties	80,610
Promissory notes payable to former related parties	159,471
Interest payable on promissory notes payable to former related parties	55,007
Advances from third party	6,865
Total	$886,063

NOTE 11 - INCOME TAXES

FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As of December 31, 2017, the Company has no tax positions.

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

At December 31, 2017, the Company had net operating loss carryforwards of approximately $3,126,000 that may be offset against future taxable income through 2037. No tax benefits have been reported in the financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Therefore, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2017 and December 31, 2016:

	As at December 31,	As at December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$656,455	$1,265,299
	656,455	1,265,299
Valuation allowance	(656,455)	(1,265,299)
Net deferred tax assets	$-	$-

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31, 2017 and 2016 due to the following:

	For the year ended December 31,
	2017	2016
Expected income tax (benefit) at statutory rates	$208,467	$(92,136)
Non-taxable change in fair value of embedded derivative	(63,850)	-
Non-deductible accretion of debt discount expense	71,617	-
Non-taxable gain on conversion of note payable	(7,767)	-
Re-measurement of deferred income tax asset from 34% to 21% (a)	406,377	-
Change in valuation allowance	(608,844)	92,136
Provision for (benefit from) income taxes	$-	$-

(a) As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carry forward (and the valuation allowance thereon) by $406,377 from $1,062,832 to $656,455 as of December 31, 2017.

All tax years remain subject to examination by major taxing jurisdictions.

NOTE 12 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at December 31, 2017, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13 - SUBSEQUENT EVENTS

On January 18, 2018, the Company entered into a technology assignment agreement (the “Tech Assignment Agreement”) whereby the Company acquired certain intellectual property consisting of advanced computer programming software, source code, proprietary designs, plans, processes, test procedures, and other technical data and information (the “Technology”) from Christopher Dean in exchange for 7,500,000 shares of Class B Common Stock of the Company. Christopher Dean was the Chief Technology Officer and a director of the Company from January 17, 2018 to March 27, 2018.

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (Chief Technology Officer), Dr. Gregory Mongeon (Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totalling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by giving written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

On January 21, 2018 and January 26, 2018, the Company’s Chief Executive Officer returned 100 shares of Series A Preferred Stock and 1,830,000 shares of Class B Common Stock to the Company’s treasury that were cancelled by the Company.

On January 31, 2018, the Company issued a total of 1,800,000 shares of Class B Common Stock of the Company to 6 service providers (including 800,000 shares issued to two relatives of the Company’s Chief Executive Officer and 600,000 shares issued to two independent directors of the Company) for services rendered.

On April 4, 2018, the Company issued 150,000 of Class B Common Stock to an investor for $187,500 cash proceeds.

As of April 30, 2018, the Company had zero shares of preferred stock outstanding and 35,511,107 shares of Class B Common Stock outstanding.

