Form 10-K/A
period 2017-12-31
Frelii, Inc.
filed 2018-05-14
CIK 1223533

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

As of December 31, 2017 and May 2, 2018, there was a balance due of $340,640 and $106,483 respectively, on the note receivable due from Cornerstone Medical Center LLC (“Cornerstone Note”), an entity owned by our director and Chief Sales Officer Gregory Mongeon. In March 2018, Cornerstone sold substantially all of its assets in a transaction for cash payable over eighteen months. Following this transaction and subsequent to the fiscal year ended December 31, 2017, Cornerstone paid to Frélii $234,156 reducing the amount of the Cornerstone Note to $106,483 as of May 2, 2018. Although Cornerstone is due additional cash payments pursuant to the foregoing sale transaction, there can be no assurance that Cornerstone will receive those payments or will make the remaining payments due under the Cornerstone Note. Unless the Company can secure sufficient equity or debt financing, failure to receive full payment on the Cornerstone Note may have a material adverse effect on the Company’s financial condition.

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

Advertising

The Company follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the years ended December 31, 2017 and 2016 was $136,489 and $0, respectively. The increase in advertising and marketing expenses was mainly due to payments for digital and print marketing campaigns planned for 2018.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (S)	Bonus (S)	Stock Awards (S)	Option Awards (S)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings (S)	All Other Compensation (S)	Total (S)

Ian Jenkins, CEO, CFO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Chene C. Gardner	2017	0	0	0	0	0	0	$10,000	$10,000
CEO and CFO	2016	0	0	0	0	0	0	$60,000	$60,000

Gregory Mongeon,	2017	0	0	0	0	0	0	0	0
Chief Sales Officer	2016	0	0	0	0	0	0	0	0

Seth Jones, Chief	2017	0	0	0	0	0	0	0	0
Marketing Officer	2016	0	0	0	0	0	0	0	0

Julia Kline, Chief Operating Officer, Secretary	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

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

FRÉLII, INC.

May 8, 2018	By:	/s/ Ian Jenkins
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

FRELII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US dollars)

	For the year ended December 31,
	2017	2016
Net revenues	$-	$-
Operating expenses
Marketing expenses incurred by Cornerstone Medical Center
LLC relating to Frélii, Inc. business plan	136,489	-
General and administrative expenses	92,153	183,354
Total operating expenses	228,642	183,354
Loss from operations	(228,642)	(183,354)
Other income (expenses)
Gain on cancellation of liabilities	886,063	-
Interest income on note receivable	14,466	-
Change in fair value of embedded derivative	187,793	-
Accretion expense – debt discount	(210,638)	-
Gain on conversion of convertible note payable	22,845	-
Interest expense on notes payable	(79,145)	(87,634)
Total other income (expenses) net	821,384	(87,634)
Income (loss) before taxes	592,742	(270,988)
Income tax expense	-	-
Net income (loss) and comprehensive income (loss)	$592,742	$(270,988)
Net income (loss) per common share:
Basic	$0.25	$(0.14)
Diluted	$0.07	$(0.14)
Weighted average number of common shares outstanding:
Basic	2,360,285	1,941,107
Diluted	9,295,902	1,941,107

See accompanying notes to the financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in US dollars)

	Series A Preferred Stock		Class B Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Accumulated Deficit	Total
January 1, 2016	100	$-	1,941,107	$1,941	$1,915,917	$(3,450,481)	$(1,532,623)
Net loss	-	-	-	-	-	(270,988)	(270,988)
December 31, 2016	100		1,941,107	1,941	1,915,917	(3,721,469)	(1,803,611)
Issuance of common stock in settlement of Convertible Promissory Note and accrued interest	-	-	500,000	500	513,035	-	513,535
Issuance of Common Stock in settlement of note payable to former related party	-	-	8,000,000	8,000	1,001,287	-	1,009,287
Net income	-	-	-	-	-	595,492	595,492
December 31, 2017	100	$-	10,441,107	$10,441	$3,430,239	$(3,125,977)	$314,703

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

Net deferred tax assets consist of the following components as of December 31, 2017 and December 31, 2016:

	As at	As at
	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$656,455	$1,265,299
	656,455	1,265,299
Valuation allowance	(656,455)	(1,265,299)
Net deferred tax assets	$-	$-

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

