Form 10-Q
period 2018-03-31
Frelii, Inc.
filed 2018-05-21
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2018
Class B Common stock, $0.001 par value	35,511,107
Class A Common stock, $0.001 par value	-0-

FRéLLI, INC. (FORMERLY KNOWN AS VICAN RESOURCES, INC.)

PART I

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company are prepared as of March 31, 2018.

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

BALANCE SHEETS

(Expressed in US dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$280,194	$-
Employee Advances	5,025	-
Note receivable	123,196	340,640
Interest receivable	928	14,466
Total current assets	409,343	355,106
Software, less accumulated amortization of $9,247 at March 31, 2018	225,128	-
Total assets	$634,471	$355,106
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$36,311	$3,339
Advances from related parties	83,720	37,064
Total current liabilities	120,031	40,403
Total liabilities	120,031	40,403

Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2016 - 100) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:

Class B Common Stock, $0.001 par value; 35,511,107 (December 31, 2016 – 10,441,107) shares issued and outstanding	35,511	10,441
Additional paid in capital	4,428,606	3,430,239
Accumulated deficit	(3,949,677)	(3,125,977)
Total shareholders’ equity (deficit)	514,440	314,703
Total liabilities and shareholders’ equity (deficit)	$634,471	$355,106

See accompanying notes to the financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(unaudited)	(unaudited)
Subscriptions revenues	$450	$-
Operating expenses
Compensation (including stock based compensation of $601,562 in 2018)	727,560	-
Professional fees	36,856	25,000
Marketing and advertising	24,600	-
Amortization of software	9,247	-
Other	28,570	1,129
Total operating expenses	826,833	26,129
Loss from operations	(826,383)	(26,129)
Other income (expenses)
Gain on cancellation of liabilities	-	671,585
Interest income on note receivable	2,683	-
Interest expense on notes payable	-	(21,549)
Total other income (expenses) net	2,683	650,036
Income (loss) before taxes	(823,700)	623,907
Income tax expense	-	-
Net income (loss) and comprehensive income (loss)	$(823,700)	$623,907
Net income (loss) per common share:
Basic and diluted	$(0.03)	$0.32
Weighted average number of common shares outstanding – basic and diluted:	28,438,885	1,943,634

See accompanying notes to financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(unaudited)	(unaudited)
Cash flow from operating activities
Net income (loss)	$(823,700)	$623,907
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	601,562	-
Gain on cancellation of liabilities	-	(671,585)
Amortization of software	9,247	-
Changes in operating assets and liabilities
Employee advances	(5,025)	-
Interest receivable	13,538	-
Accounts payable and accrued liabilities	32,972	47,678
Net cash used in operating activities	(171,406)	-
Cash flow from investing activities	-	-
Collections of note receivable	217,444	-
Net cash provided by investing activities	217,444	-
Cash flow from financing activities
Sale of Class B Common Stock	187,500	-
Advances from related parties	46,656	-
Net cash provided by financing activities	234,156	-
Increase (decrease) in cash and cash equivalents	280,194	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$280,194	$-

Cash payments for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of 7,500,000 shares Class B Common Stock for software pursuant to Tech Assignment Agreement dated January 18, 2018	$234,375	$-

See accompanying notes to the financial statements

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Expressed in US dollars)

(Unaudited)

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

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical Center LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities for 25,000,000 shares of the Company’s Class B Common Stock (no shares of Class A Common Stock are issued or outstanding, so the Class B Common Stock is hereinafter referred to as the “Class B Common Stock” or the “Common Stock”). The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, the Company modified its business plan to acquire certain intellectual property assets and to engage a new management team to effectuate the new business plan.

Effective March 9, 2018, the Company changed its name to Frélii, Inc. The new business plan is to launch a web-based subscription service providing personalized nutrition and wellness plans. We launched our website, www.frelii.com, in March 2018.

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP) and became effective for annual periods beginning after December 15, 2017 and interim periods therein. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

Adoption of these updates in 2018 has not had any impact on our financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at March 31, 2018, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business as they come due. These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 4 – PROMISSORY NOTE RECEIVABLE FROM RELATED PARTY

On April 11, 2017, pursuant to a Security Agreement dated April 11, 2017, the Company paid $495,000 to Cornerstone Medical Center LLC (“Cornerstone”). In exchange, the Company received a $500,000 Secured Promissory Note from Cornerstone (the “Promissory Note”), dated April 11, 2017. The Promissory Note bears interest at 4% per annum, or 18% in the event of a default under the Promissory Note. The principal and interest was due on December 31, 2017. The Promissory Note is secured by all the assets of Cornerstone.

The principal balance of the promissory note changed in the three months ended March 31, 2018 as follows:

Balance of Cornerstone Note at December 31, 2017	$340,640
Cornerstone payments to service providers relating to Frelii, Inc. business plan	(56,910)
Cash payments received by Frélii, Inc.	(160,534)
Balance at March 31, 2018	$123,196

In the quarterly period ended March 31, 2018, the Company received cash from Cornerstone of $175,000 and expenses paid on the Company’s behalf of $58,665. Of these amounts, $16,221 was applied to interest receivable.

Cornerstone is owned by Gregory Mongeon, an officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 – SOFTWARE

At March 31, 2018, software, net, consisted of:

Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7).	$234,375
Accumulated amortization	(9,247)
Net	$225,128

On January 23, 2018, the Company engaged a law firm to handle intellectual property work such as patent and trademark applications relating to the software.

The acquired software is being amortized using the straight-line method over its estimated economic life of 5 years. Expected future amortization expense for the acquired software as of March 31, 2018 follows:

Year ending December 31,	Amount
2018	35,156
2019	46,875
2020	46,875
2021	46,875
2022	46,875
2023	2,472

Total	$225,128

NOTE 6 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	March 31, 2017	December 31, 2017
Kline Law Group P.C. and spouse of controlling person of Kline Law Group P.C.	$83,720	$37,064
Total	$83,720	$37,064

Kline Law Group P.C. (“KLG”) is counsel to the Company and is controlled by Scott Kline. Julia Kline, wife of Scott Kline, became Chief Operating Officer of the Company on January 19, 2018 (see Note 7).

NOTE 7 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

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

The $234,375 estimated fair value of the 7,500,000 shares of Class B Common Stock was capitalized as software. As the trading market of the Company’s Class B Common Stock was inactive, the fair value of the Class B Common Stock was based on the $0.03125 per share price derived from the $250,000 purchase price of the Exchange Note, which was converted to 8,000,000 shares of Class B Common Stock on December 14, 2017.

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (former Chief Technology Officer), Dr. Gregory Mongeon (former Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totalling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by giving written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

The $545,312 estimated fair value of the 17,450,000 shares of Class B Common Stock using the 0.03125 per share price described in the second preceding paragraph was expensed as compensation in the three months ended March 31, 2018.

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

The $56,250 estimated fair value of the 1,800,000 shares of Class B Common Stock (using the $0.03125 per share as described in the fifth preceding paragraph) was expensed as compensation in the three months ended March 31, 2018.

On March 23, 2018, the Company sold 150,000 shares of Class B Common Stock to an investor for $187,500 cash proceeds.

NOTE 8 - SUBSEQUENT EVENTS

On May 15, 2018, Dr. Gregory Mongeon resigned all his positions with the Company. Dr. Mongeon was appointed to the Company’s Board of Directors and as Chief Sales Officer on January 17, 2018.

On May 15, 2018, Mr. Jayson Uffens was appointed to the Company’s Board of Directors and as Chief Technology Officer of the Company.

On May 15, 2018, our Board of Directors approved the issuance of 600,000 Class B Common Stock shares to each of Dr. Hans Jenkins, Chief Medical Officer and a director, and Jayson Uffens, Chief Technology Officer and a director in connection with their written agreements to serve as officers and directors of the Company.

On May 15, 2018, our Board of Directors approved the issuance of an aggregate of 700,000 shares of Class B Common Stock to six consultants and employees of the Company pursuant to the Company’s 2018 Incentive Stock Option Plan previously approved by the Board on January 18, 2018, and disclosed on a Form 8-K filed on January 23, 2018.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2016 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Plan of Operation

The Company incorporated in Nevada September 5, 2002 as “Bayview Corporation.” Since 2002, the Company changed control and its name and business plan numerous times. In April 2017, our current Chief Executive Officer acquired a controlling interest in the Company, and in January 2018, the Company commenced its current operations, which consist of providing personalized health and nutrition plans based on genetics and our artificial intelligence-driven computer algorithm. On March 9, 2018, the Company changed its name to Frélii, Inc. and its ticker symbol to “FRLI” to coincide with its new business plan as disclosed on Form 8-K filed the same date. Frélii’s strategy is to provide direct to consumer affordable access to personalized health assessments and nutrition plans. Our A.I.-based software called “Navii” generates accurate personal insight about individual health risks. We believe our technology can assist our health providers to identify and treat many different health concerns and help people live their best life. Our easy-to-use web platform provides subscribers an individualized health analysis that identifies a user’s most significant health risks and generates health programs based on their individual blood markers, genetics and lifestyle. Subscribers who have previously received genetic health information from 23andMe can provide their login information, and our site will upload that data to the algorithm, which will automatically adjust patient protocols. Our comprehensive wellness plans feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Subscribers can enhance their customized plan by ordering additional lab diagnostic kits for more comprehensive testing and analysis or by requesting a personal consultation with one of the licensed health providers in our affiliate network. Subscribers can also order nutritional and vitamin supplements from our premium health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, consultation and telemedicine fees, sales of compounding pharmacy products, nutritional supplements, and inpatient facility referral fees.

Overview of Our Business and Strategy

The Company’s core business strategy is to provide direct to consumer affordable access to personalized health assessments and nutrition plans based on genetic data, physiology, environmental and lifestyle factors, and lab diagnostics all on one convenient web platform.

Our Web Platform

We have developed a web-based platform at www.frelii.com that provides subscribers personalized, DNA-based diet and nutrition plans and identifies users’ most significant health risks. Subscribers can upload their raw genetic data by logging into their 23andMe profile and our site will upload that data for use by our proprietary, artificial intelligence based algorithm. Soon, we anticipate enhancing our site by adding compatibility with Ancentry.com raw genetic data.

In summer 2018, we anticipate launching our mobile application, currently in development, that will have all the features of our website.

Our Technology

We believe our advanced computer learning based algorithm, called “Navii”, generates accurate and valuable insight about individual genetic health risks, and could assist health providers to identify and treat various health concerns.

We believe our technology can assist our health providers to identify and treat many different health concerns and help people live their best life. Our web platform provides subscribers a personal health analysis that identifies their most significant health risks and generates preventative action plans based on their individual genetics and lifestyle.

Subscribers who have previously received genetic health information from 23andMe can provide their login information, and our site will upload that data to the algorithm, which will automatically adjust the user’s diet and nutritional supplement recommendations. Our comprehensive wellness plans feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Soon, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by uploading their Ancestry.com raw genetic data, or by ordering lab diagnostic kits for more comprehensive health testing and analysis.

Subscribers can also order premium nutritional and vitamin supplements from our premium health marketplace. In the future, we plan to generate revenues through user subscriptions, lab diagnostic kit purchases, consultation and telemedicine fees, sales of compounding pharmacy products, nutritional supplements, and inpatient facility referral fees.

Our Management Team

The Company has recently added significant talent and experience to its management team. On May 15, 2018, Mr. Jayson Uffens was appointed to the Company’s Board of Directors and as Chief Technology Officer of the Company. The Company’s Board of Directors is now comprised of experienced professionals in multiple areas of importance to the Company’s business strategy:

●	Alternative Health Care – Our Chief Executive Officer and Chairman Ian Jenkins has over 10 years of experience as a senior executive in the health and supplement industry, and an extensive background in physiology, technology startups, and supplement product research and development; Our director James Spallino has over 35 years of experience in the integrative medical and dental industry as both an entrepreneur and consultant;
●	Medical – Our director and Chief Medical Officer Dr. Hans Jenkins is a board-certified physician specializing in preventive health education, medical screenings, and lifestyle modifications to obtain optimal health;
●	Digital Technology – Our Chief Technology Officer and director, Jayson Uffens is a senior technology architect with over two decades of executive experience at high-growth technology firms like GrubHub, Northrop Grumman, and GoDaddy;
●	Digital Marketing – Our Chief Marketing Officer Seth Jones is a marketing strategist and digital media expert, produced and distributed digital content that generated more than 4.5 million subscribers and over 915 million views on YouTube and over 3.2 million subscribers and over a billion views on Facebook for an extreme sports and adventure video production company;
●	International Trade – Our director Tarek Mango has been involved in international trade and business development for over 20 years, and has successfully consulted for, built, and introduced U.S. health care-related brands into Middle Eastern, Asian, and European markets;
●	Legal – Our Chief Operating Officer and corporate Secretary, Julia Kline has been advising early-stage public and private companies and investors in the U.S. and China since 2008, and has significant experience in corporate governance, corporate finance, and Exchange Act reporting.

Our Marketing Plans/Launch Schedule

In March 2018, we launched beta testing on our website product www.frelii.com, which offers web based subscriptions for DNA-based personalized nutrition plans and health supplement recommendations. Following a beta test of less than 1000 users, management decided to implement additional technology to improve functionality and user experience. Following these enhancements, we plan to launch our web product to a larger select market in May 2018.

We have planned a comprehensive digital marketing campaign that includes Facebook and Twitter ads, a media affiliate program, and other social media digital advertising.

Our Future Development Plans

The Company is currently developing, either alone or in cooperation with development partners, and will distribute a series of innovative and proprietary functional food and alternative healthcare/supplement/health and beauty products. We believe that several of these products have the potential of being highly disruptive to existing product offering currently in the market, or wholly revolutionary. We believe that these products are the natural and organic extension of our plan to provide a full suite of personalized health assessments and action plans to our customers.

Our Offices

Our executive offices are located at 2600 W. Executive Pkwy., Ste. 500, Lehi, UT 84043. You can also contact our customer service department by telephone at (833) 4FRELII.

Liquidity and Capital Resources

As of March 31, 2018, the Company’s primary source of liquidity consisted of $280,294 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2018 of $3,949,677, and is currently experiencing a shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.

We are currently seeking to secure additional debt or equity capital to finance substantial business development initiatives, including the next phase of our website product. However, there is presently no agreement in place with any source of financing for the Company and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

Results of operations for the three months ended March 31, 2018 and 2017.

Revenues. For the three months ended March 31, 2018 and 2017, subscription revenues were $450 and $nil respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2018 was $826,833 compared to $26,129 for the three months ended March 31, 2017. The increase in operating expenses was mainly due to $727,560 in compensation expenses, which includes salaries paid to employees and consultants and stock based compensation. Compensation for the three months ended March 31, 2018 includes stock-based compensation issued to the Company’s new management team of $601,562.

Other Income (Expenses). Other income for the three months ended March 31, 2018, was $2,683 compared with other income of $650,036 for the three months ended March 31, 2017. In 2018, the Company recognized interest income of $2,683. During the three months ended March 31, 2017, the Company recorded a gain on the settlement of debt in the amount of $671,585. For the three months ended March 31, 2017, the Company recognized interest expense of $21,549.

Net loss for the three months ended March 31, 2018 was $823,700 compared to a net income of $623,907 for the three months ended March 31, 2017. The increase in net loss was a result of commencing actual business operations and the gain on settlement of debt of $671,585 that was recorded during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

Frélii has nine full-time employees, but utilizes other contract personnel to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with building our technology platform.

Liquidity and Capital Resources

Operations for the quarter ended March 31, 2018, were primarily funded through the sale of equity securities, collections of a note receivable issued in April 2017, and advances from related parties.

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

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, the Company had net cash used in operations of $171,406 compared with -0- for the three months ended March 31, 2017. Net cash used in operations increased due to increase in operating expenses including legal and accounting expenses, marketing and advertising, and compensation.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2018, the Company had net cash provided by financing activities of $234,156 compared with $ -0- for the three months ended March 31, 2017. Net cash provided by financing activities was primarily the result of advances from related parties and the sale of 150,000 shares of the Company’s stock to a private investor.

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

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company’s financial liabilities as of March 31, 2018.

	2018	2019 and later

Accounts payable and accrued liabilities	$36,311	$-
Advances from related parties	83,720	$-
	$120,031	$-

Credit risk: Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. As at March 31, 2018, the Company’s credit risk is primarily attributable to its promissory note receivable and interest receivable. Credit risk is mitigated as the Company has security over the assets of the promissory note issuer.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company’s does not have significant interest rate risk.

Related Party Transactions

In January 2018, the Company entered into an employment agreement with an officer who is related to the controlling party of Kline Law Group P.C. During the year ended December 31, 2017, the Kline Law Group incurred certain professional services and corporate and administrative expenses on behalf of the Company. The Company is currently in discussions to convert the balance of the advance into shares of the common stock of the Company.

During the year ended December 31, 2017, the Cornerstone Medical Group LLC, an entity owned by Gregory Mongeon, a former director and officer of the Company, incurred certain professional services and corporate and administrative expenses on behalf of the Company.

During the three months ended March 31, 2018, Julia Kline, an officer of the Company, advanced the Company $46,656.

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	March 31, 2018	December 31, 2017
Kline Law Group P.C.	$37,064	$37,064
Advance from Officer	46,656	-
Total	$83,720	$37,064

Off-Balance Sheet Arrangements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 18, 2018, the Company issued its lead software developer Christopher Dean 7,500,000 shares of Class B Common Stock of the Company in exchange for transferring certain intellectual property assets to the Company. The foregoing stock issuance was previously disclosed in a Form 8K filed on January 23, 2018.

On or about January 19, 2018, the Company issued an aggregate of 18,050,000 shares of Class B Common Stock of the Company in management shares in connection with certain employment and director agreements with management as previously disclosed in a Form 8-K filed on January 23, 2018.

In addition, on or about January 31, 2018, the Company issued an aggregate of 1,200,000 shares of Class B Common Stock to four consultants who provided web development and advisory services to the Company.

On March 27, our Board of Directors voted to issue to Mario Norsch Diaz, an individual and non-resident of the U.S., 150,000 shares of our Common Stock at a price of $1.25 per share pursuant to a stock subscription agreement executed between Mr. Diaz and the Company on or about March 14, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be fi led with respect to such information or in a subsequent report on Form 10-Q; and (b) Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

Overview of Our Business

Recent Developments

The Company’s core business strategy is to give consumers affordable access to customized medicine by offering individual health and wellness plans based on genetic data, physiology, environmental and lifestyle factors, and lab diagnostics all on one convenient web platform. We believe our advanced computer learning based algorithm generates accurate and valuable insight about individual health risks, and could assist health providers to identify and treat various health concerns. Our web platform provides subscribers an individualized health analysis that identifies their most significant health risks and generates preventative action plans based on their individual genetics and lifestyle. Subscribers who have previously received genetic health information from 23andMe can provide their login information, and our site will upload that data to the algorithm, which will automatically adjust patient protocols. Our personalized wellness programs feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Soon, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by uploading their 23andMe or Ancestry.com raw genetic data, or by ordering lab diagnostic kits for more comprehensive health testing and analysis. Customers can also order premium nutritional and vitamin supplements from our online health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. We launched our website, www.frelii.com, in March 2018. We are currently doing business under the name “Frélii.” Effective March 9, 2018, the Company changed its name to “Frélii, Inc.” and its trading symbol to “FRLI.”

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

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on March 9, 2018).

10.1	Form of employment agreement of Chief Medical Officer Dr. Hans Jenkins.

10.2	Form of director agreement of Dr. Hans Jenkins.

10.3	Form of employment agreement of Chief Technology Officer Jayson Uffens.

10.4	Form of director agreement of Director Jayson Uffens.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2018.

FRÉLII, INC.

May 21, 2018	By:	/s/ Ian G. Jenkins
Ian G. Jenkins
Chief Executive Officer, Chief Financial Officer and Director

