Form 10-Q/A
period 2018-03-31
Frelii, Inc.
filed 2018-05-23
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Frélii, Inc. amends the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that was filed with the Securities and Exchange Commission on May 15, 2018 (the “Original 10-Q”). This Amendment does not reflect a change in the results of operations of the registrant or in any information in the Original 10-Q other than to correct a scrivener error with respect to the dates stated on the Balance Sheet shareholders’ equity line item, and Notes to Financial Statements, Note 6, which also stated an incorrect reporting date. This Amendment also furnishes Exhibit 101 to the Original 10-Q, which contains XBRL Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T. This Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Exhibit 101 of the Original 10-Q in its entirety is attached to this Amendment.

FRéLLI, INC. (FORMERLY KNOWN AS VICAN RESOURCES, INC.)

PART I

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company are prepared as of March 31, 2018.

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

BALANCE SHEETS

(Expressed in US dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$280,194	$-
Employee Advances	5,025	-
Note receivable	123,196	340,640
Interest receivable	928	14,466
Total current assets	409,343	355,106
Software, less accumulated amortization of $9,247 at March 31, 2018	225,128	-
Total assets	$634,471	$355,106
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$36,311	$3,339
Advances from related parties	83,720	37,064
Total current liabilities	120,031	40,403
Total liabilities	120,031	40,403

Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2017 - 100) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:

Class B Common Stock, $0.001 par value; 35,511,107 (December 31, 2017 – 10,441,107) shares issued and outstanding	35,511	10,441
Additional paid in capital	4,428,606	3,430,239
Accumulated deficit	(3,949,677)	(3,125,977)
Total shareholders’ equity (deficit)	514,440	314,703
Total liabilities and shareholders’ equity (deficit)	$634,471	$355,106

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

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2018.

FRÉLII, INC.

May 23, 2018	By:	/s/ Ian G. Jenkins
Ian G. Jenkins
Chief Executive Officer, Chief Financial Officer and Director

