Form 10-Q
period 2018-06-30
Frelii, Inc.
filed 2018-08-17
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2018
Class B Common stock, $0.001 par value	38,511,107
Class A Common stock, $0.001 par value	-0-

FRéLLI, INC. (FORMERLY KNOWN AS VICAN RESOURCES, INC.)

PART I

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company are prepared as of June 30, 2018.

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

BALANCE SHEETS

(Expressed in US dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,483	$-
Account receivable	3,291	-
Note receivable	24,124	340,640
Interest receivable	578	14,466
Total current assets	78,476	355,106
Software, less accumulated amortization of $20,966 at June 30, 2018	213,409	-
Total assets	$291,885	$355,106
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,550	$3,339
Accrued salaries and related expense	23,326	-
Settlement amount due former related party	126,654	-
Advances from former related parties	91,220	37,064
Total current liabilities	250,750	40,403
Total liabilities	250,750	40,403

Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2017 - 100) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:
Class B Common Stock, $0.001 par value; 36,911,107 (December 31, 2017 – 10,441,107) shares issued and outstanding	36,911	10,441
Additional paid in capital	6,177,206	3,430,239
Accumulated deficit	(6,172,982)	(3,125,977)
Total shareholders’ equity (deficit)	41,135	314,703
Total liabilities and shareholders’ equity (deficit)	$291,885	$355,106

See accompanying notes to the financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,291	$-	$3,741	$-

Operating expenses
Compensation (including stock-based compensation of $1,750,000, $0, $2,351,562, and $0, respectively)	1,903,709	-	2,631,269	-
Settlement with former related party	133,320	-	133,320	-
Marketing and advertising	118,496	-	143,096	-
Professional fees	14,625	26,500	51,481	51,500
Amortization of software	11,719	-	20,966	-
Other	45,305	4,632	73,875	5,761
Total operating expenses	2,227,174	31,132	3,054,007	57,261

Loss from operations	(2,223,883)	(31,132)	(3,050,266)	(57,261)
Other income (expenses)
Gain on cancellation of liabilities	-	-	-	671,585
Interest income on note receivable	578	4,384	3,261	4,384
Interest expense on notes payable	-	(25,933)	-	(47,482)
Accretion expense	-	(63,830)	-	(63,830)
Change in fair value of embedded derivative	-	80,802	-	80,802
Total other income (expenses) net	578	(4,577)	3,261	645,459
Income (loss) before taxes	(2,223,305)	(35,709)	(3,047,005)	588,198
Income tax expense	-	-	-	-
Net income (loss) and comprehensive income (loss)	$(2,223,305)	$(35,709)	$(3,047,005)	$588,198

Net income (loss) per common share:

Basic and diluted	$(0.06)	$(0.02)	$(0.09)	$0.30

Weighted average number of common shares outstanding – basic and diluted:	36,264,954	1,943,634	32,373,538	1,943,634

See accompanying notes to financial statements

FRÉLII, INC. (FORMERLY VICAN RESOURCES, INC.)

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(unaudited)	(unaudited)
Cash flow from operating activities
Net income (loss)	$(3,047,005)	$588,198
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	2,351,562	-
Gain on cancellation of liabilities	-	(671,585)
Amortization of software	20,966	-
Change in fair value of embedded derivative	-	(80,802)
Accretion expense – debt discount on note payable	-	63,830
Changes in operating assets and liabilities
Change in other account receivable	(3,291)	-
Interest receivable	13,888	(4,384)
Accounts payable and accrued liabilities	29,537	74,518
Settlement amount due former related party	126,654	-
Net cash used in operating activities	(507,689)	(30,225)
Cash flow from investing activities
Secured promissory note receivable	-	(500,000)

Collections of note receivable	316,516	-
Net cash provided by investing activities	316,516	(500,000)
Cash flow from financing activities
Sale of Class B Common Stock	187,500	-
Advances from former related parties	54,156	30,225
Proceeds from convertible note	-	500,000
Net cash provided by financing activities	241,656	530,225
Increase (decrease) in cash and cash equivalents	50,483	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$50,483	$-

Cash payments for:
Interest	$13,888	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of shares of Class B Common Stock to various employees and consultants for services rendered	$2,351,562	$-

See accompanying notes to the financial statements

FRéLII, INC. (FORMERLY VICAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Effective March 9, 2018, the Company changed its name to Frélii, Inc. The new business plan is to launch a web-based subscription service providing personalized nutrition and wellness plans. The Company launched its website, www.frelii.com, in March 2018 beta testing a limited number of free users.

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at June 30, 2018, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The principal balance of the promissory note changed in the six months ended June 30, 2018 as follows:

Balance of Cornerstone Note at December 31, 2017	$340,640
Cornerstone payments to service providers relating to Frélii, Inc. business plan	(56,910)
Cash payments received by Frélii, Inc.	(259,606)
Balance at June 30, 2018	$24,124

Cornerstone is owned by Gregory Mongeon, who served as a former officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 – SOFTWARE

At June 30, 2018, software, net, consisted of:

Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7).	$234,375
Accumulated amortization	(20,966)
Net	$213,409

On January 23, 2018, the Company engaged Fish & Richardson LLP to handle intellectual property work such as patent and trademark applications relating to the software.

The acquired software is being amortized using the straight-line method over its estimated economic life of 5 years. Expected future amortization expense for the acquired software as of June 30, 2018 follows:

Year ending December 31,	Amount
2018	23,437
2019	46,875
2020	46,875
2021	46,875
2022	46,875
2023	2,472

Total	$213,409

NOTE 6 – SETTLEMENT AMOUNT DUE FORMER RELATED PARTY

On June 1, 2017, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total of $132,660). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At June 30, 2018, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654.

NOTE 7 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	June 30, 2018	December 31, 2017
Kline Law Group P.C. and spouse of controlling person of Kline Law Group P.C.	$91,220	$37,064
Total	$91,220	$37,064

Kline Law Group P.C. (“KLG”) is counsel to the Company and is controlled by Scott Kline. Julia Kline, wife of Scott Kline, served as the Company’s Chief Operating Officer from January 19, 2018 to July 13, 2018. (See Note 8)

On July 6, 2018 (see Note 9), the liability to KLG and the spouse of the controlling person of KLG was satisfied.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

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

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (former Chief Technology Officer), Dr. Gregory Mongeon (former Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (former Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totalling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by giving written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

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

On March 23, 2018, the Company sold 150,000 shares of Class B Common Stock to an investor at a price of $1.25 per share for $187,500 cash proceeds.

On May 8, 2018, the Company issued 600,000 shares of Class B Common Stock of the Company to Dr. Hans Jenkins in connection with an employment agreement signed between Dr. Jenkins and the Company on the same date. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expensed as compensation in the three months ended June 30, 2018.

On May 15, 2018, the Company issued a total of 800,000 shares of Class B Common Stock of the Company to 6 employees and consultants for services rendered pursuant to the Company’s 2018 Incentive Stock Option Plan. The $1,000,000 estimated fair value of the 800,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 of Class B Common Stock) was expensed as compensation in the three months ended June 30, 2018.

NOTE 9 - SUBSEQUENT EVENTS

On July 6, 2018, the Company issued a total of 600,000 shares of Class B Common Stock to its two outside directors (300,000 shares each) for services rendered.

On July 6, 2018, the Company settled an outstanding debt of $91,220 for professional fees incurred and operating expenses paid on behalf of the Company owed to Kline Law Group, P.C. and its principal Scott Kline. Mr. Kline and Kline Law Group agreed to waive all outstanding amounts due as of July 6, 2018, in exchange for 1,000,000 Class B Common Stock shares.

On July 13, 2018, Julia Kline resigned all her positions with the Company. Ms. Kline was appointed as the Company’s Chief Operating Officer on January 17, 2018, and as Secretary on March 27, 2018.

On July 20, 2018, the Company sold 100,000 shares of Class B Common Stock and a three-year warrant to purchase up to 100,000 shares of Class B Common Stock at $1.50 per share to an investor for $125,000 cash proceeds, as previously disclosed in a Form 8-K filed on August 2, 2018.

On July 31, 2018, the Company entered into an Asset Purchase Agreement with Kingdom Life Sciences, LLC, a Utah limited liability company (“KLS”), and its equity holders whereby the Company agreed to purchase certain assets of KLS in exchange for payment of a liability of KLS in the amount of approximately $19,244 and 20,000 Class B Common Stock shares of the Company. The transaction was previously approved by the Company’s Board of Directors (the “Board”) in a meeting held on May 15, 2018. As equity holders of KLS, Ian Jenkins, the Company’s Chief Executive Officer and a director, and Gregory Mongeon, a former director and officer of the Company, both abstained from the Board vote approving the transaction. The foregoing transaction was previously disclosed in a Form 8-K filed on August 3, 2018.

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

Overview

The Company incorporated in Nevada September 5, 2002 as “Bayview Corporation.” Since 2002, the Company changed control and its name and business plan numerous times. In April 2017, our current Chief Executive Officer acquired a controlling interest in the Company, and in January 2018, the Company commenced its current operations, which consist of providing personalized health and nutrition plans based on genetics and our artificial intelligence-driven computer algorithm. On March 9, 2018, the Company changed its name to Frélii, Inc. and its ticker symbol to “FRLI” to coincide with its new business plan. Frélii’s strategy is to provide direct to consumer affordable access to personalized health assessments and nutrition plans. The Company’s web platform informs users about their health risks and identifies certain beauty and fitness-related genetic markers then generates health, fitness and beauty protocols. Users who have previously purchased genetic health reports from 23andMe or Ancestry.com can provide their login information or upload their raw genetic data and the Company’s technology will interpret that genetic data and automatically adjust the protocol. The web platform’s tools include nutrition and fitness plans, nutritional supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Users can also order nutritional and vitamin supplements from the site’s premium health supplement marketplace. The Company plans to generate revenues through user subscriptions, health genetic diagnostic kit purchases, and sales of nutritional supplements.

Overview of Our Plan of Operations

The Company’s core business strategy is to provide direct to consumer diet, beauty, and fitness assessments and nutrition plans based on genetic data, physiology, environmental and lifestyle factors all on one web platform.

The Company’s Web Platform

The Company has developed a web-based platform at www.frelii.com that provides users personalized, DNA-based diet and nutrition plans and identifies certain potential health risks. Users can input their raw genetic data by logging into their 23andMe profile or uploading their Ancestry.com raw genetic data and the Company’s web platform analyzes that data using its artificial intelligence-based algorithm. The Company’s mobile application, currently in development, is anticipated to launch to a limited number of users during the third quarter 2018.

Technology

The Company believes its advanced computer learning-based algorithm generates accurate and valuable insight about individual genetic health risks, diet, fitness and beauty genetic markers and generates highly-personalized protocols based on that information.

Users who have previously purchased their genetic reports from 23andMe or Ancestry.com can provide their login information or upload their raw genetic data and the Company’s web platform can upload that data, allowing the algorithm to adjust the user’s diet, fitness, beauty and nutritional supplement recommendations. Other features of the Company’s website are nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training.

During third quarter 2018, the Company plans to offer for sale its own brand of genetic health testing kits, but currently has no written agreements with any manufacturers of such tests.

Users can currently order nutritional and vitamin supplements from the Company’s website. In the future, the Company plans to generate revenues through user subscriptions, genetic health testing kit purchases, and nutritional supplements.

Management Team

The Company’s Board of Directors is comprised of various professionals in multiple areas of importance to the Company’s business strategy:

●	Alternative Health Care – Chief Executive Officer and Chairman Ian Jenkins has over 10 years of experience as a senior executive in the health and supplement industry, and an extensive background in physiology, technology startups, and supplement product research and development; Director James Spallino has over 35 years of experience in the integrative medical and dental industry as both an entrepreneur and consultant;
●	Medical – Director and Chief Medical Officer Dr. Hans Jenkins is a board-certified physician specializing in preventive health education, medical screenings, and recommending lifestyle modifications to acheive optimal health;
●	Digital Technology – Director and primary technology consultant, Jayson Uffens, is a senior technology architect with over two decades of executive experience at high-growth technology firms like GrubHub, Northrop Grumman, and GoDaddy;
●	Digital Marketing – Chief Marketing Officer Seth Jones is a marketing strategist and digital media expert who has produced and distributed digital content that has generated more than 4.5 million subscribers and over 915 million views on YouTube and over 3.2 million subscribers and over a billion views on Facebook for an extreme sports and adventure video production company;
●	International Trade – Director Tarek Mango has been involved in international trade and business development for over 20 years, and has successfully consulted for, built, and introduced U.S. health care-related brands into Middle Eastern, Asian, and European markets.

Marketing Plans/Launch Schedule

In March 2018, the Company launched beta testing on its website www.frelii.com, which offers web based subscriptions for DNA-based personalized nutrition plans and health supplement recommendations. Following a beta test of less than 1000 users, management decided to implement additional technology to improve functionality and user experience. The Company anticipates the completion of its mobile application during third quarter 2018, and plans to launch its mobile application product to a limited number of users to test functionality.

The Company has planned a comprehensive digital marketing campaign that includes Facebook and Twitter ads, a social media affiliate program, and other social media digital advertising conducted both directly, and through marketing consultants including Social5, a Salt Lake City-based social media marketing firm.

Offices

The Company’s executive offices are located at 2600 W. Executive Pkwy., Ste. 500, Lehi, UT 84043. Customers and investors can also contact the Company by telephone at (833) 4FRELII.

Liquidity and Capital Resources

As of June 30, 2018, the Company’s primary source of liquidity consisted of $50,483 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2018 of $6,172,982, and is currently experiencing a shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking to secure additional debt or equity capital to finance substantial business development initiatives, including the next phase of our website product. However, there is presently no agreement in place that guarantees continued financing for the Company and there can be no assurance that the Company can raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely dilute the Company’s current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could lose their entire investment in the Company.

Operations for the six months ended June 30, 2018, were primarily funded through private placements of the Company’s common stock and collections of a note receivable issued in April 2017.

Results of Operations

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

Revenues. For the six months ended June 30, 2018 and 2017, revenues were $3,741 and $nil respectively.

Operating expenses. Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, transfer agent services, Edgar filing costs, employee salaries, consulting fees, and other professional services. Operating expenses for the six months ended June 30, 2018 was $3,054,007 compared to $57,261 for the six months ended June 30, 2017. The increase of $2,996,746 in operating expenses of was mainly due to a significant increase in compensation expenses, which includes salaries paid to employees and consultants and stock-based compensation. Compensation for the three months ended June 30, 2018 includes stock-based compensation issued to various employees and consultants of $1,750,000.

Other Income (Expenses). Other income for the six months ended June 30, 2018, was $3,261 compared with other income of $645,459 for the six months ended June 30, 2017. The decrease in other income was mainly due to a large gain on cancellation of liabilities of $671,585 during the six months ended June 30, 2017. In 2018, the Company recognized interest income of $3,261. For the six months ended June 30, 2017, the Company recognized interest expense of $47,482.

Net loss. Net loss for the six months ended June 30, 2018 was $3,047,005 compared to net income of $ 588,198 for the six months ended June 30, 2017. The increase in net loss was a result of salaries, stock-based compensation, and expenses required to develop the Company’s web platform and mobile application.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

The Company has eight full-time employees, but utilizes other contract personnel to carry out its business. The Company utilizes contract personnel on a continuous basis, primarily in connection with developing its website and mobile application and marketing its products on social media.

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, the Company had net cash used in operations of $507,689 compared with $30,225 for the six months ended June 30, 2017. Net cash used in operations increased due to the Company commencing operations, incurring compensation expenses related to developing its website, mobile application, and intellectual property assets, and marketing and advertising.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018, the Company had net cash provided by financing activities of $241,656 compared with $530,225 for the six months ended June 30, 2017. The decrease in net cash provided by financing activities is due to the Company raising fewer proceeds through private placements of its common stock during 2018, than it raised through debt instruments during 2017.

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

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company’s financial liabilities as of June 30, 2018:

	2018	2019 and later
Accounts payable and accrued liabilities	$32,876	$-
Advances from related parties	91,220	-
Settlement amount due former related party	39,996	86,658
	$164,092	86,658

Credit risk: Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations.

As of June 30, 2018, the Company’s credit risk is primarily attributable to its promissory note receivable and interest receivable. Credit risk is mitigated as the Company has security over the assets of the promissory note issuer.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have significant interest rate risk.

Related Party Transactions

In January 2018, the Company entered into an employment agreement with an officer who is related to the controlling party of Kline Law Group P.C. During the year ended December 31, 2017, and the six months ended June 30, 2018, the Kline Law Group incurred a debt of $ 91,220 for professional services and corporate and administrative expenses paid on behalf of the Company. On July 6, 2018, Kline Law Group P.C. and its principal Scott Kline agreed to waive the foregoing debt in exchange for 1,000,000 Class B Common Stock shares of the Company.

During the year ended December 31, 2017, Cornerstone Medical Group LLC, an entity owned by Gregory Mongeon, a former director and officer of the Company, incurred certain professional services and corporate and administrative expenses on behalf of the Company.

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	June 30, 2018	December 31, 2017
Kline Law Group P.C.	$91,220	$37,064
Total	$91,220	$37,064

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

(b) Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Officer’s Certifications

Appearing as an exhibit to this Quarterly Report on Form 10-Q are “Certifications” of our principal executive and financial officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there have been no events that are required to be reported under this Item.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Incentive Stock Option Share Issuances

On May 8, 2018 and May 15, 2018, the Company’s Board of Directors approved the issuance of an aggregate of 1,400,000 shares of Class B Common Stock of the Company to 7 employees and consultants in connection with the Company’s previously disclosed 2018 Incentive Stock Option Plan (“ISO Shares”).

The Company issued the unregistered ISO Shares in reliance upon Rule 701, adopted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”), which exempts from registration requirements certain offers and sales of securities made pursuant to compensatory benefit plans or written contracts relating to compensation by an issuer that is not subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not an investment company registered or required to be registered under the Investment Company Act of 1940.

Other Sales of Unregistered Securities

On July 20, 2018, the Company sold units each consisting of one share of Class B Common Stock and a warrant to purchase another share of Class B Common Stock at $1.50 per share to Current Capital Corp., an accredited investor. The price of each unit was $1.25 and 100,000 units were sold. As a result, the Company issued 100,000 shares of Class B Common Stock and a three-year warrant to purchase up to 100,000 shares of Class B Common Stock at $1.50 per share to Current Capital Corp. in exchange for $125,000 in cash proceeds as previously disclosed in a Form 8-K filed on August 2, 2018. The Company plans to use the proceeds of the foregoing stock subscription to fund operating expenses.

On July 31, 2018, the Company agreed to issue 20,000 Class B Common Stock shares to the equity holders of Kingdom Life Sciences, LLC as consideration in part for assigning the Company all right, title, and interest in certain nutritional supplement product inventory and related intellectual property currently being marketing and sold as “Keotone” and “Keospark.” Kingdom Life Sciences, LLC (“KLS”) is owned in part by Ian Jenkins, Chief Executive Officer and a director of the Company, and Gregory Mongeon, a former officer and director from January 17, 2018 to May 15, 2018. The foregoing transaction was previously disclosed in a Form 8-K dated August 3, 2018.

The Company’s sales of its unregistered securities to both Current Capital Corp. and KLS were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management through pre-existing business relationships. All purchasers were provided access to all material information, if requested, and all information necessary to verify such information and consulted with the Company’s management in connection with these purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no events that are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURES.

There have been no events that are required to be reported under this Item.

ITEM 5. OTHER INFORMATION.

Recent Developments

On June 1, 2018, the Company entered into a separation and release agreement with Gregory Mongeon, a former officer and director of the Company. In the foregoing agreement, the Company agreed to continue to pay to Mongeon’s salary following his resignation (previously disclosed in an amended 10Q K filed on May 23, 2018) until January 2020, in exchange for Mongeon’s agreement to limit future sales of the Company’s common stock held by him to no more than 1% of the total issued and outstanding number of shares, except in limited circumstances. The parties also agreed to a limited mutual release of claims.

The above description of the separation and release agreement does not purport to be complete and is qualified in its entirety by reference to the form of separation and release agreement that is attached as Exhibit 10.1.

Where You Can Find More Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The Company’s Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document the Company files with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. frelii.com (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-Q.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description
10.1*	Form of Separation and Release Agreement between the Company and Gregory Mongeon.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2018.

FRÉLII, INC.

August 17, 2018	By:	/s/ Ian Jenkins
Ian Jenkins
Chief Executive Officer, Chief Financial Officer and Director

