Form 10-Q
period 2018-09-30
Frelii, Inc.
filed 2018-11-19
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2018
Class B Common stock, $0.001 par value	38,987,107
Class A Common stock, $0.001 par value	-0-

FRéLII, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company are prepared as of September 30, 2018.

FRÉLII, INC.

BALANCE SHEETS

(Expressed in US dollars)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,656	$-
Inventory	14,070	-
Prepaid inventory	8,225	-
Note receivable	24,124	340,640
Interest receivable	821	14,466
Total current assets	170,896	355,106
Software, less accumulated amortization of $32,685 and $-0- respectively	201,690	-
Total assets	$372,586	$355,106
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$28,757	$3,339
Accrued salaries and related expenses	22,679	-
Settlement amount due from former related party	126,654	-
Advances from related parties	-	37,064
Total liabilities	178,090	40,403
Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2016 - 100) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:
Class B Common Stock, $0.001 par value; 38,871,107 (December 31, 2016 – 10,441,107) shares issued and outstanding	38,871	10,441
Additional paid in capital	8,590,669	3,430,239
Accumulated deficit	(8,435,044)	(3,125,977)
Total shareholders’ equity (deficit)	194,496	314,703
Total liabilities and shareholders’ equity (deficit)	$372,586	$355,106

See accompanying notes to the financial statements

FRÉLII, INC.

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$13,375	$-	$17,116	$-

Cost of goods sold	17,985	-	17,985	-

Gross profit (loss)	(4,610)	-	(869)	-

Operating expenses
Compensation (including stock-based compensation of $1,489,063, $0, $3,239,063, and $0 respectively	1,013,604	-	3,644,873	-
Settlement with former related party	-		133,320
Marketing and advertising	32,603	-	175,699	-
Professional fees	14,335	-	65,816	-
Amortization of software	11,719	-	32,685	-
Other	26,360	-	100,236	-

Total Operating Expenses	1,098,621	-	4,152,629	-
(Loss) from operations	(1,103,231)	-	(4,153,498)	-
Other Income (expense)
Gain (loss) on settlement of debt	(1,158,780)	-	(1,158,780)	671,585
Interest income	243	5,041	3,504	9,425
Interest expense	(293)	(26,590)	(293)	(74,072)
Accretion expense	-	(73,404)	-	(137,234)
Change in fair value of embedded derivative	-	45,219	-	126,021
Total other income (expense)	(1,158,830)	(49,734)	(1,155,569)	595,725

Income (loss) before taxes	(2,262,061)	(49,734)	(5,309,067)	595,725
Income tax expense	-	-	-	-
Net income (loss) and comprehensive income (loss)	$(2,262,061)	$(49,734)	$(5,309,067)	$595,725
Basic and Diluted (Loss) Per Share	$(0.06)	$(0.03)	$(0.15)	$0.31
Weighted average number of Common Shares Outstanding -
Basic and Diluted	38,009,585	1,943,634	34,272,865	1,943,634

See accompanying notes to financial statements

FRÉLII, INC.

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Net (loss)	$(5,309,067)	$595,725
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	3,239,063
Loss (gain)on settlement of debt	1,158,780	(671,585)
Amortization of software	32,685
Change in fair value of embedded derivative	-	(126,021)
Accretion expense - debt discount on note payable	-	137,234
Changes in operating assets and liabilities:
Prepaid inventory	(8,225)
Interest receivable	13,645	(9,425)
Accounts payable and accrued liabilities	46,949
Settlement amount due former related party	126,654	102,722

Net cash used in operating activities	(699,516)	28,650
Cash Flows From Investing Activities:
Secured promissory note receivable	-	(500,000)
Collections of secured promissory note receivable	316,516	-
Net cash used in investing activities	316,516	(500,000)
Cash flows from financing activities:
Sale of Class B common stock	452,500	-
Advances from former related parties	54,156	30,225
Proceeds from convertible note	-	500,000
Net cash provided by financing activities	506,656	530,225
Increase in cash and and cash equivalents	123,656	58,875
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$123,656	$58,875
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$13,888	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Stock issued for settlement of debt	$1,250,000	$-
Stock issued for software	$234,375	$-
Stock issued for inventory ($32,055) less debt assumed ($19,244)	$12,811	$-

See accompanying notes to the financial statements

FRéLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at September 30, 2018, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The principal balance of the promissory note changed in the nine months ended September 30, 2018 as follows:

Balance of Cornerstone Note at December 31, 2017	$340,640
Cornerstone payments to service providers relating to Frélii, Inc. business plan	(56,910)
Cash payments received by Frélii, Inc.	(259,606)
Balance at September 30, 2018	$24,124

Cornerstone is owned by Gregory Mongeon, who served as a former officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 – SOFTWARE

At September 30, 2018, software, net, consisted of:

Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7).	$234,375
Accumulated amortization	(32,685)
Net	$201,690

On January 23, 2018, the Company engaged Fish & Richardson LLP to handle intellectual property work such as patent and trademark applications relating to the software.

The acquired software is being amortized using the straight-line method over its estimated economic life of 5 years. Expected future amortization expense for the acquired software as of September 30, 2018 follows:

Year ending December 31,	Amount
2018	11,719
2019	46,875
2020	46,875
2021	46,875
2022	46,875
2023	2,471

Total	$201,690

NOTE 6 – SETTLEMENT AMOUNT DUE FORMER RELATED PARTY

On June 1, 2017, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total of $133,320). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At September 30, 2018, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654. The Company failed to make the required monthly payments due from July 2018 to September 2018.

NOTE 7 - ADVANCES FROM RELATED PARTIES

Advances from related parties, which are all non-interest bearing and due on demand, consist of the following:

	September 30, 2018	December 31, 2017
Kline Law Group P.C. and spouse of controlling person of Kline Law Group P.C.	$-	$37,064
Total	$-	$37,064

Kline Law Group P.C. (“KLG”) was counsel to the Company at September 30, 2018, and is controlled by Scott Kline. Julia Kline, wife of Scott Kline, served as the Company’s Chief Operating Officer from January 19, 2018 to July 13, 2018. (See Note 8)

On July 6, 2018 (see Note 8), the liability to KLG and the spouse of the controlling person of KLG was satisfied.

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

On July 6, 2018, the Company issued a total of 600,000 shares of Class B Common Stock to its two outside directors (300,000 shares each) for services rendered. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expensed as compensation in the three months ended September 30, 2018.

On July 6, 2018, the Company settled an outstanding debt of $91,220 for professional fees incurred and operating expenses paid on behalf of the Company owed to Kline Law Group, P.C. and its principal Scott Kline. Mr. Kline and Kline Law Group agreed to waive all outstanding amounts due as of July 6, 2018, in exchange for 1,000,000 Class B Common Stock shares, and warrants to purchase 2,000,000 shares of common stock at $1.25 per share. The $1,158,780 excess of the $1,250,000 estimated fair value of the 1,000,000 shares of Class B Common Stock (using the $1.25 per share priced described in the preceding paragraph) over the $91,220 debt settled was expensed as loss on settlement of debt in the three months ended September 30, 2018.

On July 13, 2018, Julia Kline resigned all her positions with the Company. Ms. Kline was appointed as the Company’s Chief Operating Officer on January 17, 2018 and as Secretary on March 27, 2018.

On July 20, 2018, the Company sold 100,000 shares of Class B Common Stock and a three-year warrant to purchase up to 100,000 shares of Class B Common Stock at $1.50 per share to an investor for $125,000 cash proceeds.

On July 31, 2018, the Company entered into an Asset Purchase Agreement with Kingdom Life Sciences, LLC, a Utah limited liability company (“KLS”), and its equity holders whereby the Company agreed to purchase certain inventory and related intellectual property of KLS in exchange for assumption of a liability of KLS in the amount of $19,244 and 20,000 Class B Common Stock shares of the Company. KLS is controlled by Ian Jenkins, Company Chief Executive Officer, and Gregory Mongeon and Christopher Dean, former officers and directors of the Company. Pursuant to ASC 805-50 relating to transactions between entities under common control, the inventory was recorded at KLS’s historical carrying amount of $32,055 and the increase in stockholders’ equity was recorded at $12,811 (the $32,055 inventory acquired less the $19,244 liability assumed).

From August 17, 2018 to August 31, 2018, the Company sold a total of 130,000 shares of Class B Common Stock (and three year warrants to purchase up to a total of 200,000 shares of Class B Common Stock at $1.50 per share) at prices of $1.00 and $1.25 per share to four investors for total cash proceeds of $140,000.

On August 31, 2018, the Company issued a total of 110,000 shares of Class B Common Stock to two consultants for services rendered. The $137,500 estimated fair value of the 110,000 shares of Class B Common Stock (using the $1.25 per share price described in the preceding paragraph) was expensed as compensation in the three months ended September 30, 2018.

NOTE 9 – SUBSEQUENT EVENTS

On October 9, 2018 the Company sold 116,000 shares of Class B Common Stock (and three year warrents to purchase up to a total of 116,000 shares of Class B Common Stock at $1.50 per share) at a price of $1.25 per share to an entity investor for $145,000 cash proceeds.

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

Our History

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

Overview of Our Business and Strategy

The Company’s original core business strategy is to provide direct to consumer affordable access to personalized health assessments and nutrition plans based on genetic data, physiology, environmental and lifestyle factors, and lab diagnostics all on one convenient web platform. The Company has expanded that model as a result of dramatic improvements in its technology. As a result, the Company’ licensing business model was born, and management expects that business to be the primary driver of revenues during the foreseeable future. While the Company will maintain and expand its consumer web-based platform business line, the Company’s expanded business model now includes the following technology licensing channels/opportunities: (i) Life and Health Insurance – underwriting data/genetic analysis and , (ii) Hospital Systems – diagnostic, health risk identification and precision medicine, (iii) Consumer Wellness – our personalized health and wellness DNA platform, both for personal and corporate wellness/rewards purposes, and (iv) Medical Cannabis Use Analysis – data/genetic analysis for cannabis selection purposes.

Our Technology

The principals of Frelii began developing a computer learning-based algorithm in 2014. That algorithm, and the resulting AI (artificial intelligence) based software called “Navii”, was developed with the primary goal of analyzing DNA information to generate highly-personalized protocols based on such DNA information. In 2017, the Company created a web-based platform and subscription-based model at www.frelii.com that provides users personalized, DNA-based diet and nutrition plans and identification of certain potential health risks. We believe our technology can assist our health providers to identify and treat many different health concerns and help people live their best life. Our easy-to-use web platform provides subscribers an individualized health analysis that identifies a user’s most significant health risks and generates health programs based on their individual blood markers, genetics and lifestyle. Subscribers who have previously received genetic health information from 23andMe can provide their login information, and our site will upload that data to the algorithm, which will automatically adjust patient protocols. Our comprehensive wellness plans feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Subscribers can enhance their customized plan by ordering additional lab diagnostic kits for more comprehensive testing and analysis or by requesting a personal consultation with one of the licensed health providers in our affiliate network. Subscribers can also order nutritional and vitamin supplements from our premium health marketplace. In fourth quarter 2018 the company is releasing a custom DNA kit that offers full genome analysis at a comparable price to 23&me’s less extensive genotyping kit. The Company’s personalized plans now feature meal plans, virtual personal training, supplement recommendations, downloadable menus, recipes, and shopping lists.

The Company has continued to develop its AI technology. Aided in part by the gift of base code and large data sets from an unnamed global tech and information allie. Frelii’s predictive capacity of the precision medicine and health and wellness AI has increased from 84% to 98.5%. Imputation Efficiency on incomplete data has increased to 95% efficiency. And our flagship high-efficiency Genetic Sequencing and analysis using our proprietary technology has increased to greater than 99% and 99.999% accuracy on whole genome and exome sequencing, respectively. For example, when the website and membership plan was originally offered to the public, our technology could analyze approximately 400 thousand data points (originally from DNA result generated by third party genotyping) and could generate approximately 384 outcomes, such as diet suggestions or identification of potential health risks. The Company’s improved technology has dramatically increased the date points subject to analysis to over 60 million data points, which can generate over 60 million outcomes. The Company has also created a proprietary computational efficiency algorithm which has improved our A.I. analysis of whole genome DNA data by a factor of 8x. This profoundly more robust technological capability opens the doors to far more specific and accurate DNA analysis and far broader applications.

Out Expanded Business Model

With that expanded capability in mind, the Company began negotiations with a number of health care providers, insurers, consumer-facing lifestyle companies, professional grade supplement providers and other product providers for such companies to use its technology in their business operations. As a result, the Company’ licensing business model was born, and management expects that business to be the primary driver of revenues during the foreseeable future. While the Company will maintain and expand its consumer web-based platform business line, the Company’s expanded business model now includes the following technology licensing channels/opportunities:

●	Life and Health Insurance. Management has begun negotiations with a large US-based multi-national financial services and insurance conglomerate for the use of its technology to potentially aid in life and other insurance underwriting using Frelii’s DNA-based health risk capabilities. The Company believes that this application of its technology may provide far more accurate underwriting than simple blood tests and physical exams, the current method of information gathering for life insurance providers.

●	Hospital Systems. Management is also in negotiations with the management group of a majority of US-based hospitals. The Company’s technology, and its application to diagnostic, health risk identification and precision medicine could improve health care and lower costs of health providers. Health providers seek to use the Company’s technology to identify risks before symptoms or complaints arise, when such health issues could be addressed more efficiently and potentially more cost-effectively. The Company is also in negotiations with Canada-based health care organizations for the same purpose.

●	Consumer Wellness. Frelii Inc. has signed a limited partnership with DOT Inc. a company owned in part by Steve Wozniak. DOT Inc. will be intimately involved in the launch and promotion of Frelii’s personalized health and wellness DNA platform. In the near future, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis. In addition, we are negotiating with other wellness and lifestyle web-based platform providers, such as corporate wellness companies and large supplement providers to license Frelii’s AI technology to aid in their product offerings.

●	Medical Cannabis Use Analysis. Where medical cannabis use is legal, such as in Canada, a newly created application of Company’s AI can be used to help cannabis users determine the best or most appropriate strain or type of cannabis to use based on an individual’s genetic information. The Company believes that this application could change the way that medical cannabis users buy, prepare and use cannabis for medicinal purposes.

The Company believes that these licensing and joint venture opportunities will provide the Company with access to the consumer and user data necessary to unlock the full capabilities of its technology.

Our Management Team

The Company’s Board of Directors is comprised of experienced professionals in multiple areas of importance to the Company’s business strategy:

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

Our Marketing Plans/Launch Schedule

We have planned a comprehensive digital marketing campaign that includes Facebook and Twitter ads, a media affiliate program, and other social media digital advertising.

Our Future Development Plans

In addition to the new licensing model described above, the Company is currently developing, either alone or in cooperation with development partners, and will distribute a series of innovative and proprietary functional food and alternative healthcare/supplement/health and beauty products. We believe that several of these products have the potential of being highly disruptive to existing product offering currently in the market, or wholly revolutionary. We believe that these products are the natural and organic extension of our plan to provide a full suite of personalized health assessments and action plans to our customers.

Our Offices

Our executive offices are located at 2600 W. Executive Pkwy., Ste. 500, Lehi, UT 84043. You can also contact our customer service department by telephone at (833) 4FRELII.

Liquidity and Capital Resources

As of September 30, 2018, the Company’s primary source of liquidity consisted of $123,656 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2018 of $8,435,044, and is currently experiencing a shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.

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

Results of operations for the three months ended September 30, 2018 and 2017.

Revenues. For the three months ended September 30, 2018 and 2017, revenues were $13,375 and $0 respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2018 was $1,103,231 compared to $0 for the three months ended September 30, 2017. The increase in operating expenses was mainly due to $1,013,604 in compensation expenses, which includes salaries paid to employees and consultants and stock based compensation.

Other Income (Expenses). Other expense for the three months ended September 30, 2018, was a loss of $1,158,830 compared with other income of $0 for the three months ended September 30, 2017, almost all of which loss was attributable to settlement of debts.

Net loss for the three months ended September 30, 2018 was $2,262,061 compared to a net loss of $49,734 for the three months ended September 30, 2017. The increase in net loss was a result of commencing actual business operations and the gain on settlement of debt that was recorded during the three months ended September 30, 2017.

Results of operations for the nine months ended September 30, 2018 and 2017.

Revenues. For the nine months ended September 30, 2018 and 2017, subscription revenues were $17,116 and $0 respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2018 was $4,152,629 compared to $0 for the nine months ended September 30, 2017. The increase in operating expenses was mainly due to $3,644,873 in compensation expenses, which includes salaries paid to employees and consultants and stock based compensation.

Other Income (Expenses). Other expense for the nine months ended September 30, 2018, was $1,155,569 compared with other income of $595,725 for the nine months ended September 30, 2017, the change was primarily attributable to the loss on settlement of debt.

Net loss for the nine months ended September 30, 2018 was $5,309,067 compared to a net income of $595,725 for the nine months ended September 30, 2017. The increase in net loss was a result of commencing actual business operations and the gain on settlement of debt that was recorded during the nine months ended September 30, 2017.

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

Liquidity and Capital Resources

Operations for the quarter ended September 30, 2018, were primarily funded through the sale of equity securities.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, the Company had net cash used in operations of $699,516 compared with $28,650 for the nine months ended September 30, 2017. Net cash used in operations increased due to a settlement with a related party, loss on settlement of debt, and increase in operating expenses including legal and accounting expenses, marketing and advertising, and compensation.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018, the Company had net cash provided by financing activities of $823,172 compared with $530,225 for the nine months ended September 30, 2017. Net cash provided by financing activities was primarily the result of advances from related parties and the sale of shares of the Company’s stock to private investors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 9, 2018 the Company sold 116,000 shares of Class B Common Stock (and three year warrants to purchase up to a total of 116,000 shares of Class B Common Stock at $1.50 per share) at a price of $1.25 per share to an entity investor for $145,000 cash proceeds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2018.

FRÉLII, INC.

Dated: November 19, 2018	By:	/s/ Ian G. Jenkins
Ian G. Jenkins
Chief Executive Officer, Chief Financial Officer and Director

