Form 10-Q/A
period 2018-09-30
Frelii, Inc.
filed 2018-12-07
CIK 1223533

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of FRÉLII, INC. (the “Company”) filed with the Securities and Exchange Commission on November 19, 2018 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2018.

FRÉLII, INC.

Dated: December 7, 2018	By:	/s/ Ian G. Jenkins
Ian G. Jenkins
Chief Executive Officer, Chief Financial Officer and Director

4