Form 10-K
period 2018-12-31
Frelii, Inc.
filed 2019-04-16
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-107179 & 000-51210

FRéLII, INC.

(Exact name of registrant as specified in its charter)

Nevada	980380519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 North Thanksgiving Way, Suite 100 Lehi, UT 84043
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 12, 2019
Common stock, $0.001 par value	39,297,440

FRéLLI, INC.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the period ended December 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Frélii, Inc. or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview of Our Business

Recent Developments

The Company’s core business strategy is to utilize its proprietary DNA profiling artificial intelligence (AI) to meet the growing demands of targeted market segments. Specifically, to provide precision medicine recommendations including medical cannabis use analysis, consumer wellness, nutraceutical analysis, and in due course pharmaceuticals. This will be delivered through telehealth, managed care facilities and hospital systems.

Frelii continues to develop and grow its patented AI technology named “NAVII”, leveraging base code and large data sets gathered from public and private partnerships. Frelii’s predictive capacity with its precision medicine and health and wellness AI has increased from 84% to 98.5%. The flagship high-efficiency Genetic Sequencing and analysis using Frelii’s proprietary technology has increased to greater than 99% and 99.999% accuracy on whole genome and exome sequencing, respectively. Current competitive solutions analyze approximately 400 thousand data points, generating approximately 384 outcomes, such as diet suggestions or identification of potential health risks. The Frelii AI technology has dramatically increased the data points analyzed to over 3.2 billion, yielding more than 60 million outcomes.

Due to this continued expansion of its AI and market segment specific UI, Frelii has been able to create negotiations with institutions and organizations in each target market segment that will allow the Company to maximize its business development, strategic growth and revenue for the foreseeable future. The Company’s unique technology is particularly attractive to these select segments because of the fundamentally different approach Frelii takes using AI to interpret DNA testing results. This will allow each roadmap market segment to have much greater insight and decision-making perspective than what is currently available, creating greater competitive advantage for each partner and alliance within their own respective markets.

Attention will still be given to the company’s consumer offerings; however, the consistently expanding and growing capabilities make Frelii’s offerings significant to expanded markets in the following ways:

Precision Medicine and Health Prediction

●	Because Frelii conducts whole-genosequencing, its technology can be leveraged to advance precision medicine when used for disease treatment and prevention by taking into consideration an individual patient’s complete genome with more than 60 million outcomes. Medical professionals and researchers will be able to more accurately predict and provide treatment strategies. This includes:

o	Precision Medicine for Medical Cannabis Use. In states where medical cannabis is legal and in Canada, the application of NAVII can be used to help medical professionals determine the best or most appropriate plant genetics and dose to use with patients based on the patient’s genetic information. The Frelii technology has the potential to greatly impact how medical cannabis is used for medicinal purposes making treatment safer, kinder and faster.
o	Precision Medicine for Consumer Wellness. Our web platform provides subscribers an individualized health analysis that identifies their most significant health risks and generates preventative action plans based on their individual blood markers, genetics and lifestyle. Subscribers who have previously received genetic health information from 23andMe will be able to provide their login information, and our site will upload that data to the algorithm, which will automatically adjust patient protocols. Our personalized wellness programs feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. In the near future, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by uploading their 23andMe or Ancestry.com raw genetic data, or by ordering lab diagnostic kits for more comprehensive health testing and analysis. Customers can also order premium nutritional and vitamin supplements from our online health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. Frelii plans to offer corporate wellness organizations the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis.

●	Distribution will be focused on various Medical Systems. The Company’s technology and its application to diagnostic, health risk identification and precision medicine could improve health care and lower costs of health providers. Health providers will use the Company’s technology to identify risks before symptoms or complaints arise, when such health issues could be addressed more efficiently and potentially more cost-effectively. This will include Managed Care Facilities and Hospital Networks delivered face to face or within telemedicine.

In connection with the foregoing:

(1) We launched our website, www.frelii.com, in March 2018, and in March 2019, we launched a new website, which can be visited at www.frelii.com. The objective with this new interactive website is to provide potential clients, partners and investors an engaging and thoughtful platform to learn about Frelii products, services and solutions while empowering visitors to access information based on their specific interests and industries.

The site provides information and insight into how Frelii’s advanced artificial intelligence (AI) platform and DNA analysis is impacting several industry segments including: Precision Medicine for Medical Cannabis, Wellness, Neutraceuticals, and in due course Pharmaceuticals.

(2) We signed a Memorandum of Understanding (MOU) in March 2019 with, Mercator Biologic, Inc. of Centerville, Utah; True DNA Story, LLC of Centerville, Utah, Orn Health of Nevada and Verdant Inc of Toronto, Ontario, Canada. The purpose of the MOUs are to build a cooperative ventures capable of leveraging the strengths of each company to enhance and further the science of genetics, markets and potential clients’ quality of life. It also includes mutual cooperation in expanding and improving on the established product portfolios and future plans. The parties in the MOU also have agreed that there is an opportunity to participate in a pilot research initiative which is of mutual interest and may present an opportunity for each entity to validate its technology and provide a means to significantly advance each other’s commercial capabilities. If enacted, this initiative will be finalized in a statement of work that will define the phases of the initiative and the roles of each participant.

We are currently doing business under the name “Frélii.” Effective March 9, 2018, the Company changed its name to “Frélii, Inc.” and its trading symbol to “FRLI.” Frelii (OTCQB: FRLI) trades on the #OTCQB Venture Market for early stage and developing U.S. and international companies.

Our executive offices are located at 2701 North Thanksgiving Way, Suite 100, Lehi, UT 84043. You can also contact us by telephone at (833) 437-3544.

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

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities for 25,000,000 shares of the Company’s Common Stock. The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, management modified its business plan to acquire certain intellectual property assets and engage a new executive team to launch its new business as a medical technology company that uses gene sequencing and artificial intelligence to determine risk and lifestyle modifications. The Company’s technology analyzes the most comprehensive markers (3,200,000,000+) on the market to date with over 60 million outcomes. Our technology generates accurate and profoundly valuable insight into DNA. It opens opportunities never before realized in health care, precision medicine, pharmaceutical research, corporate wellness as well as personal health and risk identification.

Our board of directors consists of experienced medical, business and internet-based business professionals. We also have a Medical/Scientific Advisory Committee that provides advice to our board consisting of several seasoned medical and genetics experts.

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

We have a limited operated history and operating in a volatile market.

The Company has a limited operating history and faces many of the risks and difficulties frequently encountered in new and rapidly evolving markets. These risks include the ability to:

●	Increase awareness of the Company’s brand, products, and services;
●	Strengthen customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade technology;
●	Attract, retain, and motivate qualified personnel.

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

The Company is currently paying its management and key employees in a combination of Common Stock, stock options, stock units, and/or cash consideration. We have not determined all our executive compensation by arms- length negotiation. Furthermore, the Company may grant additional stock options and other equity incentives to its executive officers and directors that are consistent with companies in the early revenue stages with high growth potential. While management believes that such consideration is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of their services.

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

We may not be able to meet our capital requirements.

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

Should an active trading market develop, the market price of the shares of Common Stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of the Common Stock may vary greatly. If an active market for the Common Stock develops, there is a significant risk that the stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly results
●	announcements that our revenues or income/losses are below analysts’ expectations;
●	general economic slowdown;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts; or
●	acquisitions, strategic partnerships, joint ventures or capital commitment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate office headquarters, which consists of shared space. The terms of our commercial lease are month to month with monthly rent of approximately $1,920.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

On March 9, 2018, the trading symbol for our Common Stock changed from “VCAN” to “FRLI” concurrent with the change of our name to “Frélii, Inc.” The following table provides historical trading information. Prices do not reflect retail mark-downs and commissions and may not reflect actual transactions. The last sale price of the common stock was $2.01 on April 12, 2019.

Calendar Quarter Ended	High Sales Price*	Low Sales Price*

December 31, 2018	$2.25	$1.05
September 30, 2018	$2.05	$2.05
June 30, 2018	No transactions in quarter
March 31, 2018	No transactions in quarter
December 31, 2017	$1.50	$1.50
September 30, 2017	No transactions in quarter
June 30, 2017	$1.00	$0.85
March 31, 2017	$0.20	$0.20

Holders

As of April 12, 2019, there were 156 stockholders of record of our Common Stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 18, 2018, our Board of Directors approved the adoption of our 2018 Incentive Stock Option Plan (“ISO Plan”). The ISO Plan has been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans”.

Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

On December 14, 2017, the Company agreed to issue 500,000 shares of Class B Common Stock (issued February 22, 2018) in settlement of a $500,000 Convertible Promissory Note which was issued on April 11, 2017 for $500,000 cash.

On December 14, 2017, the Company agreed to issue 8,000,000 shares of Class B Common Stock (issued February 22, 2018) in settlement of a $946,823 Exchange Note dated February 16, 2017 and accrued interest of $62,464.

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

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (former Chief Technology Officer), Dr. Gregory Mongeon (former Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (former Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totaling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by fiving written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

The $545,312 estimated fair value of the 17,450,000 shares of Class B Common Stock using the $0.03125 per share price described in the second preceding paragraph was expensed as compensation in the three months ended March 31, 2018.

On January 21, 2018 and January 26, 2018, the Company’s Chief Executive Officer returned 100 shares of Series A Preferred Stock and 1,830,000 shares of Class B Common Stock to the Company’s treasury that were cancelled by the Company.

On January 31, 2018, the Company issued a total of 1,800,000 shares of Class B Common Stock of the Company to 6 service providers (including 800,000 shares issued to two relatives of the Company’s Chief Executive Officer and 600,000 shares to two independent directors of the Company) for services rendered

The $56,250 estimated fair value of the 1,800,000 shares of Class B Common Stock (using the $0.03125 per share as described in the fifth preceding paragraph) was expensed as compensation of the three months ended March 31, 2018.

On March 23, 2018, the Company sold 150,000 shares of Class B Common Stock to an investor at a price of $1.25 per share for $187,500 cash proceeds.

On May 8, 2018, the Company issued 600,000 shares of Class B Common Stock of the Company to Dr. Hans Jenkins in connection with an employment agreement signed between Dr. Jenkins and the Company on the same date. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expressed as compensation in the three months ended June 30, 2018.

On May 15, 2018, the Company issued a total of 800,000 shares of Class B Common Stock of the Company to 6 employees and consultants for services rendered pursuant to the Company’s 2018 Incentive Stock Option Plan. The $1,000,000 estimated fair value of the 800,000 shares of Class B Common Stock (based on the $1.25 per shares price of the March 23, 2018 sale of 150,000 of Class B Common Stock) was expenses as compensation in the three months ended June 30, 2018.

On July 6, 2018, the Company issued a total of 600,000 shares of Class B Stock to its two outside directors (300,000 shares each) for services rendered. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expensed as compensation in the three months ended September 30, 2018.

On July 6, 2018, the Company settled an outstanding debt of $91,220 for professional fees incurred and operating expenses paid on the behalf of the Company owed to Kline Law Group, P.C. and its principal Scott Kline, Mr. Kline and Kline Law Group agreed to waive all outstanding amounts due as of July 6, 2018, in exchange for 1,000,000 Class B Common Stock shares, and warrants to purchase 2,000,000 shares of common stock at $1.25 per share. The $1,158,780 excess the $1,250,000 estimated fair value of the 1,000,000 shares of Class B Common Stock (using the $1.25 per share prices described in the preceding paragraph) over the $91,220 debt settled was expensed as loss on settlement of debt in the three months ended September 30, 2018.

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

On October 9, 2018, the Company sold 116,000 shares of Class B Common Stock (and a three-year warrant to purchase up to a total of 116,000 shares of Class B Common Stock at $1.50 per share) at $1.25 per share to an investor for $145,000 cash proceeds.

On December 29, 2018, the Company sold 87,000 shares of Class B Common Stock to an investor of a price of $1.50 per share for $130,500 cash proceeds (which was collected January 9, 2019)

At December 31, 2018, there are warrants outstanding to purchase a total of 2,416,000 shares of class B Common Stock at prices ranging from $1.25 to $1.50.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2018.

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

Our History

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

In April 2017, the Company underwent a change of control whereby our current Chief Executive Officer Ian Jenkins acquired a controlling interest in the Company’s capital stock and was appointed our sole officer and director. On April 11, 2017, the Company executed a Share Exchange Agreement with Unprescribed, LLC, later amended to include Cornerstone Medical LLC, whereby the Company, among other terms, agreed to exchange shares with the ownership units of those two entities in exchange for 25,000,000 shares of the Company’s Common Stock. The Share Exchange Agreement, as amended, terminated by its own terms on December 31, 2017. Following the termination of the Share Exchange Agreement, management modified its business plan to acquire certain intellectual property assets and engaged a new management team to carry out its new business, which is providing personalized subscription nutrition and wellness programs through the Company’s new website www.frelii.com.

Overview of Our Business and Strategy

The Company’s original core business strategy was to provide direct to consumer affordable access to personalized health assessments and nutrition plans based on genetic data, physiology, environmental and lifestyle factors, and lab diagnostics all on one convenient web platform. The Company has expanded that model as a result of dramatic improvements in its technology. As a result, the Company’s’ licensing business model was born, and management expects that business to be the primary driver of revenues during the foreseeable future. While the Company will maintain and expand its consumer web-based platform business line, the Company’s lead business model will now be Precision Medicine and Health Assessment. This will be applied to Medical Cannabis, neutraceuticals, wellness, and in due course pharmaceuticals.

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

The Company has continued to develop its AI technology. Aided in part by the gift of base code and large data sets from an unnamed global tech and information ally. Frelii’s predictive capacity of the precision medicine and health and wellness AI has increased from 84% to 98.5% imputation Efficiency on incomplete data has increased to 95% efficiency. And our flagship high-efficiency Genetic Sequencing and analysis using our proprietary technology has increased to greater than 99% and 99.999% accuracy on whole genome and exome sequencing, respectively. For example, competitors can analyze approximately 400 thousand data points and can generate approximately 384 outcomes, such as diet suggestions or identification of potential health risks. The Company’s improved technology has dramatically increased the date points subject to analysis to over 3.2 billion data points, which can generate over 60 million outcomes. The Company has also created a proprietary computational efficiency algorithm which has improved our A.I. analysis of whole genome DNA data by a factor of 8x. This profoundly more robust technological capability opens the doors to far more specific and accurate DNA analysis and far broader applications.

Out Expanded Business Model

With that expanded capability in mind, the Company began negotiations with a number of health care providers, consumer-facing lifestyle companies, professional grade supplement providers and other product providers for such companies to use its technology in their business operations. As a result, the Company’ licensing business model was born, and management expects that business to be the primary driver of revenues during the foreseeable future. While the Company will maintain its consumer web-based platform business line, however, the Company’s expanded business model now includes the following technology licensing channels & opportunities:

Precision Medicine and Health Prediction

●	Because Frelii conducts whole-genosequencing, its technology can be leveraged to advance precision medicine when used for disease treatment and prevention by taking into consideration an individual patient’s complete genome with more than 60 million outcomes. Medical professionals and researchers will be able to more accurately predict and provide treatment strategies. This includes:
o	Precision Medicine for Medical Cannabis Use. In states where medical cannabis is legal and in Canada, the application of NAVII can be used to help medical professionals determine the best or most appropriate plant genetics and dose to use with patients based on the patient’s genetic information. The Frelii technology has the potential to greatly impact how medical cannabis is used for medicinal purposes making treatment safer, kinder and faster.
o	Precision Medicine for Consumer Wellness. Our web platform provides subscribers an individualized health analysis that identifies their most significant health risks and generates preventative action plans based on their individual blood markers, genetics and lifestyle. Subscribers who have previously received genetic health information from 23andMe will be able to provide their login information, and our site will upload that data to the algorithm, which will automatically adjust patient protocols. Our personalized wellness programs feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. In the near future, we plan to offer our subscribers the opportunity to enhance their personalized wellness plans by uploading their 23andMe or Ancestry.com raw genetic data, or by ordering lab diagnostic kits for more comprehensive health testing and analysis. Customers can also order premium nutritional and vitamin supplements from our online health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. Frelii plans to offer corporate wellness organizations the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis.
●	Distribution will be focused on Medical Systems. The Company’s technology and its application to diagnostic, health risk identification and precision medicine could improve health care and lower costs of health providers. Health providers will use the Company’s technology to identify risks before symptoms or complaints arise, when such health issues could be addressed more efficiently and potentially more cost-effectively. This will include Managed Care Facilities and Hospital Networks delivered face to face or within telemedicine.

The Company believes that these licensing and joint venture opportunities will provide the Company with access to the consumer and user data necessary to unlock the full capabilities of its technology.

Our Management Team

The Company’s Board of Directors is comprised of experienced professionals in multiple areas of importance to the Company’s business strategy:

●	Alternative Health Care – Our Chief Executive Officer and Chairman Ian Jenkins has over 10 years of experience as a senior executive in the health and supplement industry, and an extensive background in physiology, technology startups, and supplement product research and development; Our director James Spallino has over 35 years of experience in the integrative medical and dental industry as both an entrepreneur and consultant;

●	Medical – Our director and Chief Medical Officer Dr. Hans Jenkins is a board-certified physician specializing in preventive health education, medical screenings, and lifestyle modifications to obtain optimal health;

●	Digital Marketing – Our Chief Marketing Officer Seth Jones is a marketing strategist and digital media expert, produced and distributed digital content that generated more than 4.5 million subscribers and over 915 million views on YouTube and over 3.2 million subscribers and over a billion views on Facebook for an extreme sports and adventure video production company;

●	International Trade – Our director Tarek Mango has been involved in international trade and business development for over 20 years, and has successfully consulted for, built, and introduced U.S. health care-related brands into Middle Eastern, Asian, and European markets;

●	Digital Technology – Our director and Chief Technology Officer Jayson Uffens is a senior technology architect with over two decades of executive experience at high-growth technology firms like GrubHub, Northrop Grumman, and GoDaddy.

The Company’s Scientific Advisory Committee is comprised of experienced medical professionals:

●	Dr. Anthony R. Torres, is an independent researcher studying immune genes in autism and helping companies solve their biochemical problems in industry. Dr Torres holds several patents for novel inventions in the genetics field. Dr Torres attended University of Utah Medical School and Yale for his Residency. He is a senior scientist at the center for persons with disabilities. Dr Torres has extensive publications in genetic research.

●

Dr. Susan Morelli, is a board Certified Geneticist and Neonatologist in Provo, Utah. Dr Morelli received her BA from Harvard, her medical degree from University of Connecticut School of Medicine and has been in practice for more than 20 years. She is a member of the American Academy of Pediatrics, American Board of Pediatrics, and the American Society of Human Genetics, American Board of Medical Genetics and Genomics . She is Board Certified as AM BD MEDICAL GENETICS CLINICAL GENETICS (MD/DO). Dr Morelli is a published lead author in several medical studies.

●

Shannon Jenkins, D.O. is a practicing medical doctor with over two decades of research experience and teaching. He has published innovative research articles in respected journals from Universities such as UCLA, the University of Arizona and the University of Utah. He specializes in developmental biology and translational research. He has won many research awards such as the UCLA STAR Outstanding Achievement Research Scholar Award, the Human and Molecular Development Research Award and the Human Research Development Award. He is also an outstanding teacher and humanitarian having received awards such as the Frist Humanitarian Award and the Pediatric Resident Teaching Award. He graduated Summa Cum Laude from Medical School and is a member of the Sigma Sigma Phi Medical Honor Society. Additionally, he is board certified in Perinatal and Neonatal Medicine and completed a fellowship at UCLA Medical Center in Developmental Biology and Neonatology.

●

Shayne Morris, is a PhD biochemist and genetic researcher. His early work laid the foundation for many novel cancer interventions using genetic testing such as the flagship research he conducted for Huntsman Cancer Institute. As chairman and founder of the genetics and cell biology research center, Nutri-Biome Research, he has advanced the body of research is in human epigenetic response to preventive and precision intervention. Dr. Morris’ research is chronicled in a series of Research Reports, Patents and published works available to health professionals.

Our Marketing Plans

We have launched and will continue to implement a comprehensive digital marketing campaign that includes Facebook and Twitter ads, a media affiliate program, and other social media digital advertising.

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

We signed a Memorandum of Understanding (MOU) in March 2019 with; Mercator Biologic, Inc. of Centerville, Utah; True DNA Story, LLC of Centerville, Utah, Orn Health of Neveda, and Verdant Inc of Toronto, Ontario, Canada. The purpose of these MOUs are to build a cooperative venture capable of leveraging the strengths of each company to enhance and further the science of genetics, markets and potential clients’ quality of life. It also includes mutual cooperation in expanding and improving on the established product portfolios and future plans. The parties in the MOU also have agreed that there is an opportunity to participate in a pilot research initiative which is of mutual interest and may present an opportunity for each entity to validate its technology and provide a means to significantly advance each other’s commercial capabilities. If enacted, this initiative will be finalized in a statement of work that will define the phases of the initiative and the roles of each participant.

Results of operations for the years ended December 31, 2018 and 2017

Revenues. For the years ended December 31, 2018 and 2017, net revenues were $35,945 and $nil, respectively.

Operating Expenses. Operating expenses for the year ended December 31, 2018 was $4,400,152 compared with $225,892, for the year ended December 31, 2017. Operating expenses consists primarily of compensation (including stock-based compensation) and marketing and advertising. The increase in operating expenses year to year was primarily related to $3,239,063 in stock based compensation in 2018, compared to $nil in 2017.

Other Income (Expenses). Other income for the year ended December 31, 2017, was $821,382 compared with other expenses of $1,157,630 for the year ended December 31, 2018. Included in this category in 2017 is interest expense related to promissory notes issued by the Company and gain related to cancellation of liabilities. During the year ended December 31, 2018, the Company recorded loss on settlement of liabilities of $1,158,780 compared to a gain on the settlement of debt in the amount of $886,063 for the year ended December 2017. For the year ended December 31, 2017, the Company recognized income of $187,793 as a result of a change in the fair value of an embedded derivative and an expense of $210,638 as a result of accretion expense of a debt discount on the convertible promissory note, compared to $nil for each of these items in 2018.

Net loss for the year ended December 31, 2018, was $5,549,678 compared to a net income of $595,492for the year ended December 31, 2017

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

Liquidity and Capital Resources

Operations for the year ended December 31, 2018 was primarily funded through sales of Class B common stock.

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

Net Cash Used in Operating Activities

During the years period ended December 31, 2018, the Company had net cash used in operations of $910,108 compared with $37,064 used in operations for the year ended December 31, 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was primarily the result of the sale of Class B common stock in 2018 and the issuance of a promissory note in 2017.

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

The following are the maturities, excluding interest payments, reflecting undiscounted future cash disbursements of the Company’s financial liabilities at December 31, 2018.

2019
Accounts payable and accrued liabilities	$55,057
Accrued salaries and related expense	23,573
Settlement account due former related party	126,654
Total liabilities	205,284

Credit risk: Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. As at December 31, 2018, the Company’s credit risk is primarily attributable to its promissory note receivable and interest receivable. Credit risk is mitigated as the Company has security over the assets of the promissory note issuer.

Interest rate risk: Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company’s does not have significant interest rate risk.

Related Party Transactions

On April 11, 2017, pursuant to a Security Agreement dated April 11, 2017, the Company paid $495,000 to Cornerstone Medical Center LLC (“Cornerstone”). In exchange the Company received a $500,000 Secured Promissory Note from Cornerstone (the “Promissory Note”), dated April 11, 2017. The Promissory Note bears interest at 4% per annum, or 18% in the event of a default under the Promissory Note. The principal and interest was due on December 31, 2017. The Promissory Note is secured by all the assets of Cornerstone. At December 31, 2018, the balance due on the Promissory Note was $23,630.

Cornerstone is owned by Gregory Mongeon, former Chief Executive Officer and director of the company.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the years ended December 31, 2018 and 2017 was $204,302 and $133,739, respectively

Basic and Diluted Net Income (Loss) Per Share

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Left blank intentionally

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Principal Position
Ian Jenkins	35	President, Chief Executive Officer, Chief Financial Officer, and Director
Hans Jenkins	42	Director
Tarek Mango	48	Director
James Spallino	60	Director
Seth Jones	30	Chief Marketing Officer
Jayson Uffens	44	Chief Technology Officer and Director
Leslie Norris	60	Director

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

Jayson Uffens, Chief Technology Officer and Director

Jayson Uffens is the Chief Technology Officer and Director at Frelii. He is a senior technology architect with more than two decades of executive experience at high-growth technology and global firms. Prior to Frelii, Uffens was VP of engineering at GrubHub, Head of Engineering at Seamless, Engineering Manager and Architect (Consultant) at Northrop Grumman Information Systems, Solutions Director at Acquity Group, Sr. Engineering Manager, Application Infrastructure at GoDaddy.com, Lead Application Architect (Consultant) at American Express and the Chief Technology Officer at UbiqGroup.

Leslie Norris, Director

Leslie Norris is a business strategist and currently the Founder and CEO of Springboard5 Marketing, a global strategic PR & Marketing firm that focuses on life science, Biotech and technology companies. She is also Founder and CEO of ARCexperts, a global audit, risk and regulatory compliance firm that serves life science and biotech companies through all of their regulatory compliance and risk mitigation requirements. In addition, she serves as an independent consultant and advisor to companies to provide insight for business planning, executive leadership training and mentoring, operational efficiency, strategic planning, global emergence, brand development and channel development. Ms. Norris has been an angel investor for 25 years and has worked with investment groups such as Park City Angels and BioPacific. Ms. Norris has assisted dozens of companies through investment phases, M&A and innovative acquisition strategies.

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

Family Relationships

One of our directors, Dr. Hans Jenkins, is the brother of our CEO and Chief Financial Officer Ian Jenkins

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (S)	Bonus (S)	Stock Awards (S)	Option Awards (S)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings (S)	All Other Compensation (S)	Total (S)

Ian Jenkins, CEO, CFO	2018	52,000	0	234,375	0	0	0	0	286,375
	2017	0	0	0	0	0	0	0

Chene C. Gardner former CEO and CFO (1)	2017	0	0	0	0	0	0	10,000	10,000

Gregory Mongeon, Chief Sales Officer (2)	2018	23,333	0	234,375	0	0	0	0	257,708
	2017	0	0	0	0	0	0	0

Seth Jones, Chief Marketing Officer	2018	52,500	0	45,313	0	0	0	0	97,813
	2017	0	0	0	0	0	0	0

Julia Kline, former Chief Operating Officer, Secretary (3)	2018	36,666	0	6,250	0	0	0	0	42,916
	2017	-	-	-	-	-	-	-

Christopher Dean, former Chief Technology Officer (4)	2018	57,333	0	0	0	0	0	0	57,333
	2017	-	-	-	-	-	-	-

Jayson Uffens, Chief Technology Officer (5)	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

(1) Mr. Gardner resigned his positions on April 5, 2017, and was replaced by Ian Jenkins.

(2) Dr. Mongeon resigned his positions on May 15, 2018, Dr. Mongeon was appointed to the Company’s Board of Directors and as Chief Sales Officer on January 17, 2018.

(3) Ms. Kline resigned her positions on July 13, 2018. Ms. Kline was appointed Chief Operating Officer on January 17, 2018, and Secretary on March 27, 2018.

(4) Mr. Dean resigned his positions on March 27, 2018. Mr. Dean was appointed Chief Technology Officer and a director of the Company on January 17, 2018.

(5) Mr. Uffens was appointed to the Company’s Board of Directors and as Chief Technology Officer of the Company on May 15, 2018

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

On May 15, 2018, our Board of Directors approved the issuance of 600,000 Class B Common Stock shares to of Dr. Hans Jenkins, Chief Medical Officer and a director in connection with their written agreements to serve as officers and directors of the Company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this registration statement by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of the Company’s directors and executive officers. Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name	Position	Common Stock Held		Percentage of Class
Ian Jenkins	Chief Executive Officer, Chief Financial Officer and Director	7,500,000	(1)	21.1%
Tarek Mango	Director	300,000	(1)	0.8%
Hans Jenkins	Director	1,000,000	(1)	2.3%
James Spallino	Director	300,000	(1)	0.8%
Seth Jones	Chief Marketing Officer	1,450,000	(1)	4.1%
Leslie Norris	Director	-		-
All officers and directors as a group (7 persons)		12,150,000	(1)	30.4%
Christopher Dean	Beneficial Owner	7,500,000		21.1%
Gregory Mongeon	Beneficial Owner	7,500,000	(1)	21.1%

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as noted in Section 11, there are no related party transactions.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Our executive officers and directors from time to time may serve on the board of directors executive officers of other companies. However, none of our executive officer or directors serve as executive officers or directors or on the compensation committee of another company that has any executive officer serving on our Board of Directors (or Board of Directors acting as the Compensation Committee).

One of our directors, Dr. Hans Jenkins, is the brother of our Chief Executive Officer and Chief Financial Officer Ian Jenkins. There are no other relationships on our Board of Directors (or Board of Directors acting as the Compensation Committee) requiring disclosure under Item 404 of Regulation S-K.

Director Independence

We believe the Company has three independent directors, Mr. Tarek Mango,Mr. James Spallino and Ms. Leslie Norris. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee and cannot forecast when we will have such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed by our independent registered accounting firm Michael T. Studer, CPA, P.C. for the last two fiscal years:

Fee Category	December 31, 2018	December 31, 2017
Audit Fees and quarterly review	$24,000	$25,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2019.

FRÉLII, INC.

April 15, 2019	By:	/s/ Ian Jenkins
Ian Jenkins Chief Executive Officer, Chief Financial Officer and Director

FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Frelii, Inc.:

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Frelii, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of Frelii, Inc. as of December 31, 2018 and 2017 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2019

I have served as the Company’s auditor since 2015.

FRÉLII, INC.

BALANCE SHEETS

(Expressed in US dollars)

	December 31, 2018	December 31, 2017

ASSETS

Current Assets

Cash and cash equivalents	$58,558	$-
Common stock subscription receivable (collected January 9, 2019)	130,500	-
Inventory	22,524	-
Prepaid expenses	8,426	-
Note receivable	23,630	340,640
Interest receivable	1,060	14,466
Total current assets	244,698	355,106

Software, less accumulated amortization of $44,404 and $0 respectively	189,971	-

TOTAL ASSETS	$434,669	$355,106

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable and accrued liabilities	55,057	3,339
Accrued salaries and related expense	23,573	-
Settlement amount due former related party	126,654	-
Advances from former related parties	-	37,064

TOTAL LIABILITIES	205,284	40,403

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 20,000,000 shares authorized Series A Preferred Stock; $.001 par value, 0 (December 31, 2017 – 100) shares issued and outstanding	-	-
Common Stock, par value $.001 per share; 2,000,000,000 shares authorized: Class B Common Stock, $.001 par value; 39,074,107 (December 31, 2017 - 10,441,107) shares issued and outstanding	39,074	10,441

Additional paid in capital	8,865,966	3,430,239

Accumulated deficit	(8,675,655)	(3,125,977)

TOTAL SHAREHOLDERS’ EQUITY	229,385	314,703

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$434,669	$355,106

The accompanying notes are an integral part of these financial statements

FRÉLII, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in US dollars)

	For the year ended December 31,
	2018	2017

Revenue	$35,945	$-
Cost of goods sold	27,841	-

Gross profit	8,104	-

Operating expenses

Compensation (including stock-based compensation of $3,239,063 and $0, respectively	3,784,786	-
Settlement with former related party	133,320	-

Marketing and advertising	204,302	133,739
Professional fees	77,939	-
Amortization of software	44,404	-
Other	155,401	92,153

Total Operating Expenses	4,400,152	225,892

(Loss) from operations	(4,392,048)	(225,892)

Other Income (expense)
Gain (loss) on settlement of debt	(1,158,780)	886,063
Interest income on note receivable	3,743	14,466
Change in fair value of embedded derivative	-	187,793
Accretion expense – debt discount	-	(210,638)
Gain on conversion of convertible note payable	-	22,845
Interest expense	(2,593)	(79,145)

Total other income (expense)	(1,157,630)	821,384

Income (loss) before income taxes	(5,549,678)	595,492
Income tax expense	-	-
Net income (loss) and comprehensive income (loss)	$(5,549,678)	$595,492
Net income (loss) per common share:
Basic	$(0.16)	$0.25
Diluted	$(0.16)	$0.07
Weighted average number of Common Shares Outstanding -
Basic	35,431,874	2,360,285
Diluted	35,431,874	9,295,902

The accompanying notes are an integral part of these financial statements

FRÉLII, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2018 and 2017

(Expressed in US dollars)

	Series A Preferred Stock		Class B Common Stock
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2017	100	-	1,941,107	$1,941	1,915,917	(3,721,469)	(1,803,611)

Issuance of common stock in settlement of Convertible Promissory Note and accrued interest			500,000	500	513,035		513,535
Issuance of common stock in settlement of Exchange Note			8,000,000	8,000	1,001,287		1,009,287
Net income	-	-	-	-	-	595,492	595,492

Balance at December 31, 2017	100	-	10,441,107	10,441	3,430,239	(3,125,977)	314,703

Cancellation of shares	(100)		(1,830,000)	(1,830)	1,830		-
Issuance of common stock in connection with acquisition of software			7,500,000	7,500	226,875		234,375
Issuance of common stock for services			21,360,000	21,360	3,217,703		3,239,063
Sale of common stock and warrants			583,000	583	727,417		728,000
Asset acquisition			20,000	20	12,902		12,922

Issuance of common stock in settlement of debt			1,000,000	1,000	1,249,000		1,250,000
Net (Loss)	-	-	-	-	-	(5,549,678)	(5,549,678)

Balance at December 31, 2018	-	-	39,074,107	$39,074	$8,865,966	$(8,675,655)	$229,385

The accompanying notes are an integral part of these financial statements

FRÉLII, INC

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Net (loss)	$(5,549,678)	$595,492
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Marketing expenses paid by
Cornerstone Medical Center LLC	-	136,489
Stock based compensation	3,239,063
Loss (gain)on settlement of debt	1,158,780	(886,063)
Gain on conversion of convertible note payable	-	(22,845)
Amortization of software	44,404
Change in fair value of embedded derivative	-	(187,793)
Accretion expense - debt discount on note payable	-	210,638
Changes in operating assets and liabilities:
Inventory	9,531	-
Prepaid expenses	(8,426)	-
Interest receivable	13,406	(14,466)
Interest payable on notes payable to former related parties	-	65,610
Interest payable on convertible promissory note	-	13,535
Accounts payable and accrued liabilities	56,158	52,339
Settlement amount due former related party	126,654	-

Net cash used in operating activities	(910,108)	(37,064)

Cash Flows From Investing Activities:
Secured promissory note receivable	-	(500,000)
Collections of secured promissory note receivable	317.010	-
Net cash provided by (used in) investing activities	317.010	(500,000)

Cash flows from financing activities:
Sale of Class B common stock	597,500	-
Advances from former related parties	54,156	37,064
Proceeds from convertible note	-	500,000

Net cash provided by financing activities	651,656	537,064

Increase in cash and and cash equivalents	58,558	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$58,558	$-
	-
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$13,888	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:

Stock issued for settlement of debt	$1,250,000	$1,522,822
Stock issued for software	$234,375	$-
Stock issued for inventory ($32,055) less debt assumed (19,133)	$12,922	$-

Stock issued for common stock subscription receivable (collected January 9, 2019)	$130,500	$-

The accompanying notes are an integral part of these financial statements

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – Description of Business

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

Effective March 9, 2018, the Company changed its name to Frélii, Inc. From March 2018 to December 2018, the Company operated a web-based subscription service providing personalized nutrition and wellness plans. The new business plan is to use Artificial Intelligence & whole genome analysis to increase patient outcomes and lower direct costs. The Company launched its website, www.frelii.com, in March 2018.

The Company’s core business strategy is to utilize its proprietary DNA profiling artificial intelligence (AI) to meet the growing demands of targeted market segments. Specifically, to provide precision medicine recommendations including medical cannabis use analysis, consumer wellness, nutraceutical analysis, and in due course pharmaceuticals. This will be delivered through telehealth, managed care facilities and hospital systems.

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, and deferred tax asset valuation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $58,558 and $NIL as of December 31, 2018 and December 31, 2017, respectively.

INVENTORIES

Inventories consist of finished goods and are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first out basis.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence.

The Company considers historical demand and forecast in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

INTANGIBLE ASSETS – SOFTWARE

The cost of software acquired has been capitalized and is being amortized over 60 months.

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of assets against the estimated undiscounted future cash flows associated with them. If the carrying cost is not recoverable, an impairment loss is recognized based on the difference between the asset’s carrying amount and its estimated fair value.

EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

Except for the outstanding warrants (see Note 1), there were no potentially dilutive instruments outstanding at December 31, 2018. The warrants outstanding in 2018 were excluded from the diluted loss per share calculation for 2018 as their inclusion would be antidilutive.

INCOME TAXES

In accordance with ASC 740 – Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivable, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 31, 2018 and 2017 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the fair value of cash, note receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when or a significant event occurs. The Company had no financial assets or liabilities carried and measured on a recurring or nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR AQUIRING GOODS OR SERVICES

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

NONCASH EQUITY TRANSACTIONS

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated market value of the equity instrument, or at the estimated value of the goods or services received whichever is more readily determinable.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

REVENUE RECOGNITION

Revenue from product sales, which are substantially all credit card sales, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery criteria are satisfied when the products are shipped to a customer and title and risk of loss passes to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of the products sold other than for replacement of damaged products.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The adoption of these new standards has not had a material impact on the Company’s financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at December 31, 2018, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – PROMISSORY NOTE RECEIVABLE FROM FORMER RELATED PARTY

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

The principal balance of the promissory note changed in 2017 and 2018 as follows:

Loan to Cornerstone on April 11, 2017	$500,000
Cornerstone payments to Unprescribed LLC service providers relating to Frelii, Inc. business plan	(136,489)
Cornerstone payments to Frélii, Inc. service providers	(22,871)

Balance at December 31, 2017	$340,640

Cornerstone payments to service providers relating to Frelii, Inc. business plan	(56,910)
Cash payments received by Frélii, Inc.	(260,100)

Balance at December 31, 2018	$23,630

Cornerstone is owned by Gregory Mongeon, a former officer and director of the Company from January 17, 2018 to May15, 2018.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

NOTE 5 – SOFTWARE

At December 31, 2018, software, net, consisted of:

Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7)	$234,375
Accumulated amortization	(44,404)
Net	$189,971

On January 23, 2018, the Company engaged Fish & Richardson LLP to handle intellectual property work such as patent and trademark applications relating to the software.

The acquired software is being amortized using the straight-line method over its estimated economic life of 5 years. Expected future amortization expense for the acquired software as of December 31, 2018 follows:

Year ending December 31,

2019	$46,875
2020	46,875
2021	46,875
2022	46,875
2023	2,471
$189,971

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

NOTE 6 – SETTLEMENT AMOUNT DUE FORMER RELATED PARTY

On June 1, 2018, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total $133,320). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At December 31, 2018, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654. The Company failed to make the required monthly payments from July 2018 to December 2018.

NOTE 7 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

On December 14, 2017, the Company agreed to issue 500,000 shares of Class B Common Stock (issued February 22, 2018) in settlement of a $500,000 Convertible Promissory Note which was issued on April 11, 2017 for $500,000 cash.

On December 14, 2017, the Company agreed to issue 8,000,000 shares of Class B Common Stock (issued February 22, 2018) in settlement of a $946,823 Exchange Note dated February 16, 2017 and accrued interest of $62,464.

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

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (former Chief Technology Officer), Dr. Gregory Mongeon (former Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (former Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totaling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by fiving written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

The $545,312 estimated fair value of the 17,450,000 shares of Class B Common Stock using the $0.03125 per share price described in the second preceding paragraph was expensed as compensation in the three months ended March 31, 2018.

On January 21, 2018 and January 26, 2018, the Company’s Chief Executive Officer returned 100 shares of Series A Preferred Stock and 1,830,000 shares of Class B Common Stock to the Company’s treasury that were cancelled by the Company.

On January 31, 2018, the Company issued a total of 1,800,000 shares of Class B Common Stock of the Company to 6 service providers (including 800,000 shares issued to two relatives of the Company’s Chief Executive Officer and 600,000 shares to two independent directors of the Company) for services rendered

The $56,250 estimated fair value of the 1,800,000 shares of Class B Common Stock (using the $0.03125 per share as described in the fifth preceding paragraph) was expensed as compensation of the three months ended March 31, 2018.

On March 23, 2018, the Company sold 150,000 shares of Class B Common Stock to an investor at a price of $1.25 per share for $187,500 cash proceeds.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

On May 8, 2018, the Company issued 600,000 shares of Class B Common Stock of the Company to Dr. Hans Jenkins in connection with an employment agreement signed between Dr. Jenkins and the Company on the same date. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expressed as compensation in the three months ended June 30, 2018.

On May 15, 2018, the Company issued a total of 800,000 shares of Class B Common Stock of the Company to 6 employees and consultants for services rendered pursuant to the Company’s 2018 Incentive Stock Option Plan. The $1,000,000 estimated fair value of the 800,000 shares of Class B Common Stock (based on the $1.25 per shares price of the March 23, 2018 sale of 150,000 of Class B Common Stock) was expensed as compensation in the three months ended June 30, 2018.

On July 6, 2018, the Company issued a total of 600,000 shares of Class B Stock to its two outside directors (300,000 shares each) for services rendered. The $750,000 estimated fair value of the 600,000 shares of Class B Common Stock (based on the $1.25 per share price of the March 23, 2018 sale of 150,000 shares of Class B Common Stock) was expensed as compensation in the three months ended September 30, 2018.

On July 6, 2018, the Company settled an outstanding debt of $91,220 for professional fees incurred and operating expenses paid on the behalf of the Company owed to Kline Law Group, P.C. and its principal Scott Kline, Mr. Kline and Kline Law Group agreed to waive all outstanding amounts due as of July 6, 2018, in exchange for 1,000,000 Class B Common Stock shares, and warrants to purchase 2,000,000 shares of common stock at $1.25 per share. The $1,158,780 excess the $1,250,000 estimated fair value of the 1,000,000 shares of Class B Common Stock (using the $1.25 per share prices described in the preceding paragraph) over the $91,220 debt settled was expensed as loss on settlement of debt in the three months ended September 30, 2018.

On July 20, 2018, the company sold 100,000 shares of Class B Common Stock (and a three-year warrant to purchase up to 100,000 shares of Class B Common Stock at $1.50 per share) to an investor at a price of $1.25 per share for $125,000 cash proceeds.

On July 31, 2018, the Company entered into an Asset Purchase Agreement with Kingdom Life Sciences, LLC, a Utah limited liability company (“KLS”), and its equity holders whereby the Company agreed to purchase certain inventory and related intellectual property of KLS in exchange for assumption of a liability of KLS in the amount of $19,133 and 20,000 Class B Common Stock shares of the Company. KLS is controlled by Ian Jenkins, Company Chief Executive Officer, and Gregory Mongeon and Christopher Dean, former officers and directors of the Company. Pursuant to ASC 805-50 relating to transactions between entities under common control, the inventory was recorded at KLS’s historical carrying amount of $32,055 and the increase in stockholders’ equity was recorded at $12,922 (the $32,055 inventory acquired less the $19,133 liability assumed).

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

On October 9, 2018, the Company sold 116,000 shares of Class B Common Stock (and a three-year warrant to purchase up to a total of 116,000 shares of Class B Common Stock at $1.50 per share) at $1.25 per share to an investor for $145,000 cash proceeds.

On December 29, 2018, the Company sold 87,000 shares of Class B Common Stock to an investor of a price of $1.50 per share for $130,500 cash proceeds (which was collected January 9, 2019)

At December 31, 2018, there are warrants outstanding to purchase a total of 2,416,000 shares of Class B Common Stock at prices ranging from $1.25 to $1.50 per share.

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

NOTE 8 - INCOME TAXES

At December 31, 2018, the Company had net operating loss carryforwards of approximately $4,233,000 that may be offset against future taxable income. Approximately $3,126,000 of the $4,233,000 net operating losses expire in varying amounts from 2022 to 2037. No tax benefits have been reported in the financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Therefore, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2018 and December 31, 2017:

	As at December 31,	As at December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$889,015	$656,455
	889,015	656,455
Valuation allowance	(889,015)	(656,455)
Net deferred tax assets	$-	$-

FRÉLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US dollars)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% and 34% to pretax income (loss) for the years ended December 31, 2018 and 2017, respectively, due to the following:

	For the year ended December 31,
	2018	2017
Expected income tax (benefit) at statutory rates	$(1,165,432)	$208,467
Non-deductible stock based compensation	680,203
Non-deductible amortization of software	9,325
Non-deductible loss on settlement of debt	243,344
Non-taxable change in fair value of embedded derivative	-	(63,850)
Non-deductible accretion of debt discount expense	-	71,617
Non-taxable gain on conversion of note payable	-	(7,767)
Re-measurement of deferred income tax asset from 34% to 21% (a)	-	406,377
Change in valuation allowance	232,560	(614,844)
Provision for (benefit from) income taxes	$-	$-

(a) As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carry forward (and the valuation allowance thereon) by $406,377 from $1,062,832 to $656,455 as of December 31, 2017.

All tax years remain subject to examination by major taxing jurisdictions.

NOTE 9 - SUBSEQUENT EVENTS

In February and March 2019, the Company sold a total of 223,333 shares of Class B Common Stock to 8 investors at a price of $1.50 per share for total cash proceeds of $335,000.

