Form 10-Q
period 2019-03-31
Frelii, Inc.
filed 2019-05-20
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [ X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2019
Class B Common stock, $0.001 par value	41,356,440
Class A Common stock, $0.001 par value	-0-

FRéLLI, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

FRÉLII, INC.

BALANCE SHEETS

(Expressed in US dollars)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$204,195	$58,558
Common stock subscription receivable	10,000	130,500
Inventory	44,926	22,524
Prepaid expenses	-	8,426
Note receivable	23,630	23,630
Interest receivable	1,298	1,060
Total current assets	284,049	244,698
Software, less accumulated amortization of $56,123 and $44,404 respectively	178,252	189,971
Total assets	$462,301	$434,669
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$87,572	$55,057
Accrued salaries and related expenses	21,174	23,573
Settlement amount due to former related party	126,654	126,654
Total liabilities	235,400	205,284
Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2018 - 0) shares issued and outstanding	-	-

Common Stock, $0.001 par value; 2,000,000,000 shares authorized:
Class B Common Stock, $0.001 par value; 39,304,107 (December 31, 2018 – 39,074,107) shares issued and outstanding	39,304	39,074
Additional paid in capital	9,210,736	8,865,966
Accumulated deficit	(9,023,139)	(8,675,655)
Total shareholders’ equity (deficit)	226,901	229,385
Total liabilities and shareholders’ equity (deficit)	$462,301	$434,669

See accompanying notes to the financial statements

FRÉLII, INC.

STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)

Revenue	$16,943	$450
Cost of goods sold	5,166	-
Gross profit (loss)	11,777	450
Operating expenses
Compensation (including stock-based compensation of $0, and $601,562 respectively	221,233	727,560
Marketing and advertising	26,194	24,600
Professional fees	39,151	36,856
Amortization of software	11,719	9,247
Other	60,277	28,570

Total Operating Expenses	358,574	826,833
(Loss) from operations	(346,797)	(826,383)
Other Income (expense)
Interest income	238	2,683
Interest expense	(925)	-
Total other income (expense) - net	(687)	2,683

Income (loss) before income taxes	(347,484)	(823,700)
Income tax expense	-	-
Net Loss	$(347,484)	$(823,700)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.03)
Weighted average number of Common Shares Outstanding
Basic and Diluted	39,153,708	28,438,885

See accompanying notes to financial statements

FRÉLII, INC.

STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(347,484)	$(823,700)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	-	601,562
Amortization of software	11,719	9,247
Inventory	(22,402)	-
Prepaid Expenses	8,426	-
Interest receivable	(238)	13,538
Employee advances	-	(5,025)
Accounts payable and accrued liabilities	32,515	-
Accrued salaries and related expenses	(2,399)	32,972
Net cash used in operating activities	(319,863)	(171,406)
Cash Flows From Investing Activities:
Collections of note receivable	-	217,444
Net cash provided by investing activities	-	217,444
Cash flows from financing activities:
Sale of Class B common stock	465,500	187,500
Advances from former related parties	-	46,656
Net cash provided by financing activities	465,500	234,156
Increase in cash and and cash equivalents	145,637	280,194
Cash and cash equivalents, beginning of period	58,558	-
Cash and cash equivalents, end of period	$204,195	$280,194
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$925	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Stock issued for software	$	$234,375

See accompanying notes to the financial statements

FRéLII, INC.

NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 30, 2019 AND 2018

(Expressed in US dollars)

(Unaudited)

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

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under former U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The adoption of these new standards has not had a material impact on the Company’s financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at March 31, 2019, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The principal balance of the promissory note changed in the three months ended March 31, 2019 as follows:

Balance of Cornerstone Note at December 31, 2018	$23,630
Cash payments received by Frélii, Inc.	-
Balance at March 31, 2019	$23,630

Cornerstone is owned by Gregory Mongeon, who served as a former officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 – SOFTWARE

At March 31, 2019, software, net, consisted of:

Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7).	$234,375
Accumulated amortization	(56,123)
Net	$178,252

On January 23, 2018, the Company engaged Fish & Richardson LLP to handle intellectual property work such as patent and trademark applications relating to the software.

The acquired software is being amortized using the straight-line method over its estimated economic life of 5 years. Expected future amortization expense for the acquired software as of March 31, 2019 follows:

Year ending December 31,	Amount

2019	35,156
2020	46,875
2021	46,875
2022	46,875
2023	2,471

Total	$178,252

NOTE 6 – SETTLEMENT AMOUNT DUE TO FORMER RELATED PARTY

On June 1, 2018, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total $133,320). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At March 31, 2019, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654. The Company failed to make the required monthly payments from July 2018 to March 2019.

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

On December 29, 2018, the Company sold 87,000 shares of Class B Common Stock to an investor of a price of $1.50 per share for $130,500 cash proceeds (which was collected January 9, 2019)

From February 19, 2019 to March 6, 2019, the Company sold 230,000 shares of Class B Common Strock at $1.50 per share to 8 shareholders for $335,000 cash proceeds, and a common stock subscription receivable of $10,000.

At March 31, 2019, there are warrants outstanding to purchase a total of 416,000 shares of Class B Common Stock at $1.50 per share.

NOTE 9 – SUBSEQUENT EVENTS

Effective April 12, 2019, the company entered into a Master License and Services Agreement (the “MLSA”) with Optivida Health. The MLSA provides for the Company’s grant to Optivida of a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for Optivida’s payment of an annual licensing agreement fee to the Company, which has been paid as of the date of issuance of the accompanying financial statements. The MLSA also provides for the Company to retain a percentage of revenue from customers referred to our website by Optivida and to receive a percentage of the profits on products designed by the Company and marketed by Optivida. The initial term of the MLSA is three years.

On April 15, 2019, the Company entered into a Collaboration Agreement with Orn Health Inc. (“Orn”), a company controlled by Dr. Hans Jenkins, the Company’s Chief Medical Officer and a Board member. The Collaboration Agreement provides for the Company’s grant to Orn certain rights to act as the Company’s independent and non-exclusive sales representative and to directly sublicense products related to the Company’s software platforms on a non-exclusive basis. The Collaboration Agreement also provides that Gross Revenue generated by Orn and all Approved Operating Expenses incurred by Orn or the Company will be shared equally by the parties. The initial term of the Collaboration Agreement is 5 years.

Effective May 15, 2019, the Company executed a Technology Assignment Agreement with IrisMind, LLC (“IrisMind”), an entity owned and controlled by Jayson Uffens, the Company’s Chief Technology Officer and a Board member. Pursuant to the Technology Agreement, the Company acquired an exclusive license to use certain intellectual property (including a software product named the “Rapport Platform” from IrisMind in exchange for the issuance of 1,200,000 shares of the Company Class B Common Stock (with a fair value of $1,500,000 based on the valuation date of May 15, 2018)

From April 26 to May 10, 2019 the Company sold 302,333 shares of Class B Common Stock at $1.50 per share to 10 investors for $435,500 cash proceeds and $18,000 for settlement of services provided.

On May 8, 2019, the Company issued 200,000 Class B shares to Leslie Norris, 200,000 Class B shares to Sandeep Uppal and 150,000 Class B shares to Yvan Aubin for services. The $825,000 fair value of the 550,000 shares of Class B Common Stock on May 8, 2019 will be charged to compensation expense in the three months ended June 30, 2019.

On May 9, 2019, the Company incorporated a Canadian subsidiary, Frelii Canada Inc. with offices to be located in Mississauga, Ontario.

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

Attention will still be given to the company’s consumer offerings; however, the consistently expanding and growing capabilities make Frelii’s offerings significant to expanded markets in the following ways:

Precision Medicine and Health Prediction

●	Because Frelii conducts whole-genome sequencing, its technology can be leveraged to advance precision medicine when used for disease treatment and prevention by taking into consideration an individual patient’s complete genome with more than 60 million outcomes. Medical professionals and researchers will be able to more accurately predict and provide treatment strategies. This includes:

○	Precision Medicine for Medical Cannabis Use. In states where medical cannabis is legal and in Canada, the application of NAVII can be used to help medical professionals determine the best or most appropriate plant genetics and dose to use with patients based on the patient’s genetic information. The Frelii technology has the potential to optimize and improve how patients are treated with medical cannabis. Making it safer and more effective.
○	Precision Medicine and the Frelii DNA Wallet: Our web platform will provide doctors a more comprehensive pharmacogenetics search and reference tool with both dose and time safety protocols. This reduces the risk to both the patient and doctor while improving the patient outcomes and quality of care. This tool also provides doctors and patients an individualized health analysis that identifies their most significant health priorities and generates preventative action plans based on the Frelii Whole Genome Discovery tool. Once the patient has enrolled in the DNA wallet experience they will be able to deliver their whole genome results to a doctor who will then have the ability to import useful information and begin using precision medicine. This gives any doctor they choose, the ability to recommend further testing and diagnostic tools more accurately by using predictive analytics and established health baselines.
○	Consumer Wellness: Our personalized wellness programs feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Subscribers will have the opportunity to enhance their personalized wellness plans by uploading their 23andMe or Ancestry.com raw genetic data, or by ordering lab diagnostic kits for more comprehensive health testing and analysis. Customers can also order premium nutritional and vitamin supplements from our channel partners via our online health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. Frelii plans to offer corporate wellness organizations the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis.

●	Distribution will be focused on various Medical Systems. The Company’s technology and its application to diagnostic, health risk identification and precision medicine could improve health care and lower costs of health providers. Health providers will use the Company’s technology to identify risks before symptoms or complaints arise, when such health issues could be addressed more efficiently and potentially more cost-effectively. This will include Managed Care Facilities and Hospital Networks delivered face to face or within telemedicine.

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

●

Operations – Our director and Chief Operational Officer, Leslie Norris is a business strategist with decades of experience providing companies with insight for business planning, executive leadership training and mentoring, operational efficiencies, strategic planning, brand development and business development.

●

Administration – Our Chief Administrative Officer, Sandeep Uppal, MBA has decades of experience as CFO for various insurance companies, and is has extensive experience in strategic planning, mergers and acquisitions, contract negotiations, and business development

●	Finance – Our Executive Vice-President of Finance, Yvan Aubin, CPA, CA (Canada) has over 20 years of senior finance experience spanning the Oil & Gas and Insurance industries. He has extensive experience in mergers & acquisitions, lending activities, risk management, and treasury.

The Company’s Scientific Advisory Committee is comprised of experienced medical professionals:

●	Dr. Anthony R. Torres, is an independent researcher studying immune genes in autism and helping companies solve their biochemical problems in industry. Dr Torres holds several patents for novel inventions in the genetics field. Dr Torres attended University of Utah Medical School and Yale for his Residency. He is a senior scientist at the center for persons with disabilities. Dr Torres has extensive publications in genetic research.

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

We signed a Memorandum of Understanding (MOU) in March 2019 with; Mercator Biologic, Inc. of Centerville, Utah; True DNA Story, LLC of Centerville, Utah, and Verdant Inc of Toronto, Ontario, Canada. The purpose of these MOUs are to build a cooperative venture capable of leveraging the strengths of each company to enhance and further the science of genetics, markets and potential clients’ quality of life. It also includes mutual cooperation in expanding and improving on the established product portfolios and future plans. The parties in the MOU also have agreed that there is an opportunity to participate in a pilot research initiative which is of mutual interest and may present an opportunity for each entity to validate its technology and provide a means to significantly advance each other’s commercial capabilities. If enacted, this initiative will be finalized in a statement of work that will define the phases of the initiative and the roles of each participant.

Our Offices

Our executive offices are located at 2701 North Thanksgiving Way, Suite 100 Lehi, UT 84043. You can also contact our customer service department by telephone at (833) 4FRELII.

Liquidity and Capital Resources

Operations for the three months ended March 31, 2019 was primarily funded through sales of Class B common stock.

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

Results of operations for the three months ended March 31, 2019 and 2018.

Revenues. For the three months ended March 31, 2019 and 2018, revenues were $16,943 and $450 respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2019 was $358,574 compared to $826,383 for the three months ended March 31, 2018. The decrease in operating expenses was mainly due to $601,562 in stock-based compensation expenses reported in the three months ended March 31, 2018..

Other Income (Expenses). Other expense-net for the three months ended March 31, 2019, was $687 compared with other income-net of $2,683 for the three months ended March 31, 2018, The other income and other expenses represent interest income and interest expense.

Net loss for the three months ended March 31, 2019 was $347,484 compared to a net loss of $823,700 for the three months ended March 31, 2018. The decrease in net loss was a result of the $601,562 stock-based compensation recorded in the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Personnel

Frélii has ten full-time employees, but utilizes other contract personnel to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with building our technology platform.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the three months ended March 31, 2019 and 2018 was $26,194 and $24,600, respectively

Basic and Diluted Net Income (Loss) Per Share

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 19, 2019 to March 6, 2019, the company sold 230,000 shares of Class B Common Stock at $1.50 per share to 8 shareholders for $335,000 cash proceeds and a common stock subscription receivable of $10,000.

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

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2019.

FRÉLII, INC.

Dated: May 20, 2019	By:	/s/ Ian G. Jenkins
Ian G. Jenkins Chief Executive Officer, Chief Financial Officer and Director

