Form 10-Q
period 2019-06-30
Frelii, Inc.
filed 2019-08-14
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2019
Class B Common stock, $0.001 par value	42,780,901
Class A Common stock, $0.001 par value	-0-

FRéLLI, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

FRÉLII, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,864	$58,558
Common stock subscription receivable	25,000	130,500
Inventory	50,243	22,524
Prepaid expenses	-	8,426
Note receivable	23,630	23,630
Interest receivable	1,536	1,060
Total current assets	175,273	244,698
Software, less accumulated amortization of $105,342 and $44,404 respectively	1,629,033	189,971
Total assets	$1,804,306	$434,669
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$44,868	$55,057
Accrued salaries and related expenses	25,404	23,573
Deferred Revenue	39,583	-
Settlement amount due to former related party	126,654	126,654
Total liabilities	236,509	205,284
Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2018 - 0) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:

Class B Common Stock, $0.001 par value; 41,356,440 (December 31, 2018 – 39,074,107) shares issued and outstanding	41,356	39,074
Additional paid in capital	11,987,184	8,865,966
Accumulated deficit	(10,460,743)	(8,675,655)
Total shareholders’ equity (deficit)	1,567,797	229,385
Total liabilities and shareholders’ equity (deficit)	$1,804,306	$434,669

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$22,604	$3,291	$39,547	$3,741
Cost of goods sold	4,175	-	9,341	-
Gross profit (loss)	18,429	3,291	30,206	3,741
Operating expenses
Compensation and consulting fees (including stock-based compensation of $843,000, $1,750,000, $843,000 and $2,351,562 respectively	1,306,821	1,903,709	1,528,054	2,631,269
Settlement with former related party	-	133,320	-	133,320
Marketing and advertising	10,950	118,496	37,144	143,096
Professional fees	20,322	14,625	59,473	51,481
Amortization of software	49,219	11,719	60,938	20,966
Other	68,089	45,305	128,366	73,875

Total Operating Expenses	1,455,401	2,227,174	1,813,975	3,054,077
(Loss) from operations	(1,436,972)	(2,223,883)	(1,783,769)	(3,050,266)
Other Income (expense)
Interest income	251	578	489	3,261
Interest expense	(883)	-	(1,808)	-
Total other income (expense) - net	(632)	578	(1,319)	3,261

Income (loss) before income taxes	(1,437,604)	(2,223,305)	(1,785,088)	(3,047,005)
Income tax expense	-	-	-	-
Net Loss	$(1,437,604)	$(2,223,305)	$(1,785,088)	$(3,047,005)
Basic and Diluted (Loss) Per Share
	$(0.04)	$(0.06)	$(0.04)	$(0.09)
Weighted average number of Common Shares Outstanding
Basic and Diluted	40,475,980	36,264,954	39,822,984	32,273,538

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in US dollars)

	Series A Preferred Stock		Class B Common Stock
	Number of		Number of		Additional
	Shares		Shares		Paid In	Accumulated
	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Six Months Ended June 30, 2019

Balance, January 1, 2019	-	$-	39,074,107	$39,074	$8,865,966	$(8,675,655)	$229,385
Sales of common stock and warrants	-	-	230,000	230	344,770	-	345,000
Net loss	-	-	-	-	-	(347,484)	(347,484)
Balance, March 31, 2019	-	-	39,304,107	39,304	9,210,736	(9,023,139)	226,901
Issuance of common stock in connection with acquisition of software	-	-	1,200,000	1,200	1,498,800	-	1,500,000
Issuance of common stock for services	-	-	550,000	550	824,450	-	825,000
Sale of common stock and warrants	-	-	302,333	302	453,198	-	453,500
Net loss	-	-	-	-	-	(1,437,604)	(1,437,604)
Balance June 30, 2019	-	$-	41,356,440	$41,356	$11,987,184	$(10,460,743)	$1,567,797

Six Months Ended June 30, 2018

Balance, January 1, 2018	100	$-	10,441,107	$10,441	$3,430,239	$(3,125,977)	$314,703
Cancellation of shares	(100)	-	(1,830,000)	(1,830)	1,830	-	-
Issuance of common stock	-	-	7,500,000	7,500	226,875	-	234,375
Issuance of common stock for services	-	-	19,250,000	19,250	582,312	-	601,562
Sale of common stock	-	-	150,000	150	187,350	-	187,500
Net loss	-	-	-	-	-	(823,700)	(823,700)
Balance, March 31, 2018	-	-	35,511,107	35,511	4,428,606	(3,949,677)	514,440
Issuance of common stock for services	-	-	1,400,000	1,400	1,748,600	-	1,750,000
Net Loss	-	-	-	-	-	(2,223,305)	(2,223,305)
Balance, June 30, 2018	-	$-	36,911,107	$36,911	$6,177,206	$(6,172,982)	$41,135

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(1,785,088)	$(3,047,005)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	843,000	2,351,562
Amortization of software	60,938	20,966
Changes in operating assets and liabilities:
Accounts Receivable	-	(3,291)
Inventory	(27,719)	-
Prepaid Expenses	8,426	-
Interest receivable	(476)	13,888
Accounts payable and accrued liabilities	(10,189)	29,537
Accrued salaries and related expenses	1,831	-
Deferred Revenue	39,583	-
Settlement amount due to former related party	-	126,654
Net cash used in operating activities	(869,694)	(507,689)
Cash Flows From Investing Activities:
Collections of note receivable	-	316,516
Net cash provided by investing activities	-	316,516
Cash flows from financing activities:
Sale of Class B common stock	755,500	187,500
Collection of common stock subscription receivable	130,500	-
Advances from former related parties	-	54,156
Net cash provided by financing activities	886,000	241,656
Increase in cash and and cash equivalents	16,306	50,483
Cash and cash equivalents, beginning of period	58,558	-
Cash and cash equivalents, end of period	$74,864	$50,483
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$925	$13,888
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Stock issued for software	$1,500,000	$234,375
Issuance of Common Stock in exchange for common stock subscription receivable	$25,000	$-
Issuance of Common Stock in exchange for satisfaction of accounts payable	$18,000	$-
Issuance of Common Stock to various employees and consultants for services rendered	$825,000	$2,351,562

See accompanying notes to the consolidated financial statements

FRéLII, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Effective March 9, 2018, the Company changed its name to Frélii, Inc. From March 2018 to December 2018, the Company operated a web-based subscription service providing personalized nutrition and wellness plans. The current business plan uses Artificial Intelligence & whole genome analysis to increase patient outcomes and lower direct costs.

On May 9, 2019, the Company formed a subsidiary named Frelii Canada Inc.

The Company’s core business strategy is utilizing its proprietary DNA profiling artificial intelligence (AI) to meet the growing demands of targeted market segments. Specifically, to provide precision medicine recommendations including medical cannabis use analysis, consumer wellness, nutraceutical analysis, and in due course pharmaceuticals. This will be delivered through telehealth, managed care facilities and hospital systems.

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at June 30, 2019, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cornerstone is owned by Gregory Mongeon, who served as a former officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 – SOFTWARE

At June 30, 2019 and December 31, 2018, software, net, consisted of:

	June 30, 2019	December 31, 2018
Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 7).	$234,375	$234,375
Software and intellectual property acquired from IrisMind LLC pursuant to Technology Assignment Agreement on May 15, 2019 in exchange for 1,200,000 shares of Class B Common Stock (see Note 7).	1,500,000	-
Total	1,734,375	234,475
Less accumulated amortization	(105,342)	(44,404)
Net	$1,629,053	$189,971

The acquired software is being amortized using the straight-line method over their estimated economic life of 5 years. Expected future amortization expense for the acquired software as of June 30, 2019 follows:

Year ending December 31,	Amount

2019	$173,437
2020	346,875
2021	346,875
2022	346,875
2023	302,471
2024	112,500

Total	$1,629,033

NOTE 6 – SETTLEMENT AMOUNT DUE TO FORMER RELATED PARTY

On June 1, 2018, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total $133,320). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At June 30, 2019, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654. The Company failed to make the required monthly payments from July 2018 to June 2019.

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

On January 19, 2018, the Company entered into employment agreements with Ian Jenkins (Chief Executive Officer and Chief Financial Officer), Christopher Dean (former Chief Technology Officer), Dr. Gregory Mongeon (former Chief Medical Officer), Seth Jones (Chief Marketing Officer), and Julia Kline (former Chief Operating Officer). The agreements all have a term of five years and provide for annual base salaries totaling, in the aggregate, $400,000. All of the agreements may be terminated by the Company at any time without cause by providing written notice to the respective employee for which termination is effective 30 days therefrom. On January 31, 2018, pursuant to the employment agreements, the Company issued a total of 17,450,000 shares of Class B Common Stock of the Company to these five officers.

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

On January 31, 2018, the Company issued a total of 1,800,000 shares of Class B Common Stock of the Company to 6 service providers (including 800,000 shares issued to two relatives of the Company’s Chief Executive Officer and 600,000 shares to two independent directors of the Company) for services rendered.

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

On December 29, 2018, the Company sold 87,000 shares of Class B Common Stock to an investor of a price of $1.50 per share for $130,500 cash proceeds (which was collected January 9, 2019).

From February 19, 2019 to March 6, 2019, the Company sold 230,000 shares of Class B Common Stock at $1.50 per share to 8 shareholders for $345,000 cash proceeds.

Effective May 15, 2019, the Company executed a Technology Assignment Agreement with IrisMind, LLC (“IrisMind”), an entity owned and controlled by Jayson Uffens, the Company’s Chief Technology Officer and a Board member. Pursuant to the Technology Agreement, the Company acquired an exclusive license to use certain intellectual property (including a software product named the “Rapport Platform” from IrisMind in exchange for the issuance of 1,200,000 shares of the Company Class B Common Stock (with a fair value of $1,500,000 based on the valuation date of May 15, 2019)

From April 26 to May 10, 2019 the Company sold 302,333 shares of Class B Common Stock at $1.50 per share to 10 investors for $410,500 cash proceeds, $18,000 for settlement of services provided, and common stock subscription receivable of $25,000.

On May 8, 2019, the Company issued 200,000 Class B shares to Leslie Norris, 200,000 Class B shares to Sandeep Uppal and 150,000 Class B shares to Yvan Aubin for services. The $825,000 fair value of the 550,000 shares of Class B Common Stock on May 8, 2019 was charged to compensation expense in the three months ended June 30, 2019.

At June 30, 2019, there are warrants outstanding to purchase a total of 416,000 shares of Class B Common Stock at $1.50 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

Effective July 1, 2019, Frelii Canada Inc. (the “Tenant”) entered into a Commercial Lease Agreement to rent certain premises in Ontario Canada. The lease provides for Base Rent of CAD 3,000 (approximately $2,300) per month for a term of one year expiring June 30, 2020. The lease also provides the Tenant the right to renew the lease for an additional term at a rent equal to the Base Rent increased by 3%. The lease also provides the Tenant the right to pay amounts due under the lease with shares of Frelii Common Stock using an exchange rate of 1.30 CAD:$1.00 and a price of $0.30 per share of Frelii Common Stock.

On July 11, 2019, the Company entered into a License Agreement (the “Agreement”) with GATC Canna Inc. (“GATC”) of Newport Beach, CA. The Agreement provides GATC an exclusive non-transferable license to use the Company’s GATC branded DNA Kit and the co-developed technology to produce an “individual-specific” set of Cannabis recommendations for customers’ health and wellness. The Agreement also provides the Company a reciprocal exclusive license of the co-developed authored work. The Agreement also provides GATC a non-exclusive right to DNA Sequencing, AI processing, Individual customized Health & Wellness Recommendations, Medical Test Recommendations, Whole Genome search and reference tool, and Psychotropic Analysis Test. The Agreement provides for GATC’s payment of an annual licensing agreement fee to the Company, which has not yet been paid as of the date of issuance of the accompanying financial statements. The Agreement also provides for the Company to retain a percentage of revenue from customers referred to a co-developed website. The Agreement terminates automatically on December 31, 2119.

Effective August 7, 2019, the Company issued a total of 1,424,461 shares of Class B common stock to:

	Shares	Agreed Value
Ontario, Canada office space landlord for leasehold improvements ($16,154) and first year rent ($27,692)	146,154	$43,846
Officers and directors for services and expenses	341,717	102,515
Consultants pursuant to various consulting agreements	936,590	280,977
Totals	1,424,461	$427,338

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

On May 9, 2019, the Company formed a subsidiary named Frelii Canada Inc.

Overview of Our Business and Strategy

The Company’s core business strategy utilizes its proprietary DNA profiling artificial intelligence (AI) to meet the growing demands of targeted market segments. Specifically, to provide precision medicine recommendations including medical cannabis use analysis, consumer wellness, nutraceutical analysis, and in due course pharmaceuticals. This will be delivered through telehealth, managed care facilities and hospital systems.

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

In connection with the foregoing:

(1) We signed a Memorandum of Understanding (MOU) in March 2019 with, Mercator Biologic, Inc. of Centerville, Utah; True DNA Story, LLC of Centerville, Utah, and Verdant Inc of Toronto, Ontario, Canada. The purpose of the MOUs are to build a cooperative ventures capable of leveraging the strengths of each company to enhance and further the science of genetics, markets and potential clients’ quality of life. It also includes mutual cooperation in expanding and improving on the established product portfolios and future plans. The parties in the MOU also have agreed that there is an opportunity to participate in a pilot research initiative which is of mutual interest and may present an opportunity for each entity to validate its technology and provide a means to significantly advance each other’s commercial capabilities. If enacted, this initiative will be finalized in a statement of work that will define the phases of the initiative and the roles of each participant. The MOU with Verdant Inc, has since expired.

(2) Effective April 12, 2019, the company entered into a Master License and Services Agreement (the “MLSA”) with Optivida Health. The MLSA provides for the Company’s grant to Optivida of a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for Optivida’s payment of an annual licensing agreement fee to the Company, which has been paid as of the date of issuance of the accompanying financial statements. The MLSA also provides for the Company to retain a percentage of revenue from customers referred to our website by Optivida and to receive a percentage of the profits on products designed by the Company and marketed by Optivida. The initial term of the MLSA is three years.

(3) On April 15, 2019, the Company entered into a Collaboration Agreement with Orn Health Inc. (“Orn”), a company controlled by Dr. Hans Jenkins, the Company’s Chief Medical Officer and a Board member. The Collaboration Agreement provides for the Company’s grant to Orn certain rights to act as the Company’s independent and non-exclusive sales representative and to directly sublicense products related to the Company’s software platforms on a non-exclusive basis. The Collaboration Agreement also provides that Gross Revenue generated by Orn and all Approved Operating Expenses incurred by Orn or the Company will be shared equally by the parties. The initial term of the Collaboration Agreement is 5 years.

(4) On May 9, 2019, the Company incorporated a Canadian subsidiary, Frelii Canada Inc. with offices to be located in Mississauga, Ontario.

(5) On July 11, 2019, the Company entered into a License Agreement (the “Agreement”) with GATC Canna Inc. (“GATC”) of Newport Beach, CA. The Agreement provides GATC an exclusive non-transferable license to use the Company’s GATC branded DNA Kit and the co-developed technology to produce an “individual-specific” set of Cannabis recommendations for customers’ health and wellness. The Agreement also provides the a reciprocal exclusive license of the co-developed authored work. The Agreement also provides GATC a non-exclusive right to DNA Sequencing, AI processing, Individual customized Health & Wellness Recommendations, Medical Test Recommendations, Whole Genome search and reference tool, and Psychotropic Analysis Test. The Agreement provides for GATC’s payment of an annual licensing agreement fee to the Company, which has not yet been paid as of the date of issuance of the accompanying financial statements. The Agreement also provides for the Company to retain a percentage of revenue from customers referred to a co-developed website. The Agreement terminates automatically on December 31, 2199.

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

We signed a Memorandum of Understanding (MOU) in March 2019 with; Mercator Biologic, Inc. of Centerville, Utah; True DNA Story, LLC of Centerville, Utah, and Verdant Inc of Toronto, Ontario, Canada. The purpose of these MOUs are to build a cooperative venture capable of leveraging the strengths of each company to enhance and further the science of genetics, markets and potential clients’ quality of life. It also includes mutual cooperation in expanding and improving on the established product portfolios and future plans. The parties in the MOU also have agreed that there is an opportunity to participate in a pilot research initiative which is of mutual interest and may present an opportunity for each entity to validate its technology and provide a means to significantly advance each other’s commercial capabilities. If enacted, this initiative will be finalized in a statement of work that will define the phases of the initiative and the roles of each participant. The MOU with Verdant Inc, has since expired.

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

On May 9, 2019, the Company incorporated a Canadian subsidiary, Frelii Canada Inc. with offices to be located in Mississauga, Ontario.

On July 11, 2019, the Company entered into a License Agreement (the “Agreement”) with GATC Canna Inc. (“GATC”) of Newport Beach, CA. The Agreement provides GATC an exclusive non-transferable license to use the Company’s GATC branded DNA Kit and the co-developed technology to produce an “individual-specific” set of Cannabis recommendations for customers’ health and wellness. The Agreement also provides the Company a reciprocal exclusive license of the co-developed authored work. The Agreement also provides GATC a non-exclusive right to DNA Sequencing, AI processing, Individual customized Health & Wellness Recommendations, Medical Test Recommendations, Whole Genome search and reference tool, and Psychotropic Analysis Test. The Agreement provides for GATC’s payment of an annual licensing agreement fee to the Company, which has not yet been paid as of the date of issuance of the accompanying financial statements. The Agreement also provides for the Company to retain a percentage of revenue from customers referred to a co-developed website. The Agreement terminates automatically on December 31, 2119.

Our Offices

Our executive offices are located at 2701 North Thanksgiving Way, Suite 100 Lehi, UT 84043. You can also contact our customer service department by telephone at (833) 4FRELII.

Liquidity and Capital Resources

Operations for the three months ended June 30, 2019 was primarily funded through sales of Class B common stock.

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

Results of operations for the three months ended June 30, 2019 and 2018.

Revenues. For the three months ended June 30, 2019 and 2018, revenues were $22,604 and $3,291 respectively.

Operating expenses. Operating expenses for the three months ended June 30, 2019 was $1,455,401 compared to $2,227,174 for the three months ended June 30, 2018. The decrease in operating expenses was mainly due to higher compensation expenses, including stock-based compensation expenses reported in the three months ended June 30, 2018.

Other Income (Expenses). Other expense-net for the three months ended June 30, 2019, was a loss of $632 compared with other income-net of $578 for the three months ended June 30, 2018, The other income and other expenses represent interest income and interest expense.

Net loss for the three months ended June 30, 2019 was $1,437,604 compared to a net loss of $2,223,305 for the three months ended June 30, 2018. The decrease in net loss was a result of the higher compensation expenses, including stock-based compensation expenses reported in the three months ended June 30, 2018.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the three months ended June 30, 2019 and 2018 was $10,950 and $118,496, respectively

Basic and Diluted Net Income (Loss) Per Share

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

Not applicable to smaller reporting companies

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019, were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 26, 2019 to May 18, 2019, the company sold 302,333 shares of Class B Common Stock at $1.50 per share to 10 investors for $410,500 cash proceeds, settlement for services of $18,000 and a common stock subscription receivable of $25,000.

On May 18, 2019, the company issued 550,000 shares of Class B Common Stock valued at $1.50 per share to three service providers as compensation.

On May 15, 2019, the company issued 1,200,000 shares of Class B Common Stock valued at $1.25 per share to an entity controlled by a Frelii director for certain software assets.

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

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2019.

FRÉLII, INC.

Dated: August 13, 2019	By:	/s/ Ian G. Jenkins
Ian G. Jenkins Chief Executive Officer, Chief Financial Officer and Director

