Form 10-Q/A
period 2019-06-30
Frelii, Inc.
filed 2019-08-16
CIK 1223533

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of Frelii, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

1

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Item No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ian Jenkins.

* filed herewith

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2019.

FRÉLII, INC.

Dated: August 15, 2019	By:	/s/ Ian G. Jenkins
Ian G. Jenkins Chief Executive Officer, Chief Financial Officer and Director

3