Form 10-Q/A
period 2019-06-30
Frelii, Inc.
filed 2019-08-29
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of Frelii, Inc. (“The Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10Q”) is to correctly indicate on the cover page that company has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The original posting had inadvertently indicated “no” and should correctly indicate “yes”.

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

FRÉLII, INC.

Dated: August 29, 2019	By:	/s/ Ian G. Jenkins
Ian G. Jenkins Chief Executive Officer, Chief Financial Officer and Director

3