Form 10-Q
period 2019-09-30
Frelii, Inc.
filed 2019-11-14
CIK 1223533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 333-107179 & 000-51210

FRÉLII, INC.

(Exact name of registrant as specified in its charter)

Nevada	980380519
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

670 West Shepard Ln, Suite 102 Farmington, UT 84025
(Address of principal executive offices, including Zip Code)

(833) 437-3544 (Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 26, 2019, there were 53,468,359 shares outstanding of the registrant’s Class B common stock.

FRéLLI, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

FRÉLII, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,155	$58,558
Common stock subscription receivable	-	130,500
Accounts Receivable	20,000	-
Inventory	49,633	22,524
Prepaid expenses	20,388	8,426
Note receivable	23,630	23,630
Interest receivable	1,767	1,060
Total current assets	127,573	244,698
Leasehold improvements, less accumulated depreciation of $3,964 and $0 respectively	11,893	-
Software, less accumulated amortization of $192,061 and $44,404 respectively	1,542,314	189,971
Total assets	$1,681,780	$434,669
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes payable	$202,547	-
Accounts payable and accrued liabilities	131,952	$55,057
Interest payable	3,052	-
Accrued salaries and related expenses	25,404	23,573
Deferred Revenue	42,917	-
Settlement amount due to former related party	126,654	126,654
Total current and total liabilities	532,526	205,284
Shareholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 0 (December 31, 2018 - 0) shares issued and outstanding	-	-
Common Stock, $0.001 par value; 2,000,000,000 shares authorized:

Class B Common Stock, $0.001 par value; 53,468,359 (December 31, 2018 – 39,074,107) shares issued and outstanding	53,468	39,074
Additional paid in capital	14,044,071	8,865,966
Accumulated deficit	(12,947,480)	(8,675,655)
Accumulated other comprehensive income (loss)	(805)	-
Total shareholders’ equity (deficit)	1,149,254	229,385
Total liabilities and shareholders’ equity (deficit)	$1,681,780	$434,669

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$23,579	$13,375	$63,126	$17,116
Cost of goods sold	2,083	17,985	11,424	17,985
Gross profit (loss)	21,496	(4,610)	51,702	(869)
Operating expenses
Compensation and consulting fees (including stock-based compensation of $1,891,691, $887,500, $2,716,691 and $3,239,063 respectively	2,170,732	1,013,604	3,698,786	3,644,873
Settlement with former related party	-	-	-	133,320
Marketing and advertising	16,841	32,603	53,985	175,699
Professional fees	43,869	14,335	103,342	65,816
Amortization of software and leasehold improvements	90,683	11,719	151,621	32,685
Other (including stock-based amounts of $118,462, $0, $118,462 and $0 respectively)	178,469	26,360	306,835	100,236

Total Operating Expenses	2,500,594	1,098,621	4,314,569	4,152,629
(Loss) from operations	(2,479,098)	(1,103,231)	(4,262,867)	(4,153,498)
Other Income (expense)
Gain (loss) on settlement of debt	-	(1,158,780)	-	(1,158,780)
Interest income	231	243	720	3,504
Interest expense	(7,870)	(293)	(9,678)	(293)
Total other income (expense) - net	(7,639)	(1,158,830)	(8,958)	(1,155,569)

Income (loss) before income taxes	(2,486,737)	(2,262,061)	(4,271,825)	(5,309,067)
Income tax expense	-	-	-	-
Net Loss	(2,486,737)	(2,262,061)	(4,271,825)	(5,309,067)
Other Comprehensive Income (Loss):
Foreign exchange translation adjustment	(805)	-	(805)	-
Comprehensive Loss	$(2,487,542)	$(2,226,061)	$(4,272,630)	$(5,309,067)
Basic and Diluted (Loss) Per Share
	$(0.06)	$(0.06)	$(0.10)	$(0.15)
Weighted average number of Common Shares Outstanding
Basic and Diluted	44,355,920	38,009,585	41,345,637	34,272,865

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in US dollars)

	Series A Preferred Stock		Class B Common Stock			Accumulated
	Number of		Number of		Additional	Other
	Shares		Shares		Paid In	Comprehensive	Accumulated
	Issued	Amount	Issued	Amount	Capital	Income (Loss)	Deficit	Total

Nine Months Ended September 30, 2019

Balance, January 1, 2019	-	$-	39,074,107	$39,074	$8,865,966	$-	$(8,675,655)	$229,385
Unaudited:	-	-				-
Sales of common stock and warrants	-	-	230,000	230	344,770	-	-	345,000
Net loss	-	-	-	-	-	-	(347,484)	(347,484)
Balance, March 31, 2019	-	-	39,304,107	39,304	9,210,736	-	(9,023,139)	226,901
Issuance of common stock in connection with acquisition of software	-	-	1,200,000	1,200	1,498,800	-	-	1,500,000
Issuance of common stock for services	-	-	550,000	550	824,450	-	-	825,000
Sale of common stock and warrants	-	-	302,333	302	453,198	-	-	453,500
Net loss	-	-	-	-	-	-	(1,437,604)	(1,437,604)
Balance June 30, 2019	-	-	41,356,440	41,356	11,987,184	-	(10,460,743)	1,567,797
Issuance of common stock and warrants for services and reimbursed expenses	-	-	11,915,765	11,916	1,998,237	-	-	2,010,153
Issuance of common stock for leasehold improvements and prepaid rent	-	-	146,154	146	43,700	-	-	43,846
Sales of common stock	-	-	50,000	50	14,950	-	-	15,000
Foreign exchange translation adjustment	-	-	-	-	-	(805)	-	(805)
Net loss	-	-	-	-	-	-	(2,486,737)	(2,486,737)
Balance September 30, 2019	-	$-	53,468,359	$53,468	$14,044,071	$(805)	$(12,947,480)	$1,149,254

Nine Months Ended September 30, 2018

Balance, January 1, 2018	100	$-	10,441,107	$10,441	$3,430,239	-	$(3,125,977)	$314,703
Cancellation of shares	(100)	-	(1,830,000)	(1,830)	1,830	-	-	-
Issuance of common stock	-	-	7,500,000	7,500	226,875	-	-	234,375
Issuance of common stock for services	-	-	19,250,000	19,250	582,312	-	-	601,562
Sale of common stock	-	-	150,000	150	187,350	-	-	187,500
Net loss	-	-	-	-	-	-	(823,700)	(823,700)
Balance, March 31, 2018	-	-	35,511,107	35,511	4,428,606	-	(3,949,677)	514,440
Issuance of common stock for services	-	-	1,400,000	1,400	1,748,600	-	-	1,750,000
Net Loss	-	-	-	-	-	-	(2,223,305)	(2,223,305)
Balance, June 30, 2018	-	-	36,911,107	36,911	6,177,206	-	(6,172,982)	41,135
Issuance of common stock for settlement of debt	-	-	1,000,000	1,000	1,249,000	-	-	1,250,000
Issuance of common stock for services	-	-	710,000	710	886,790	-	-	887.500
Issuance of common stock for inventory	-	-	20,000	20	12,903	-	-	12,923
Sale of common stock and warrants	-	-	230,000	230	264,770	-	-	265,000
Net loss	-	-				-	(2,262,062)	(2,262,062)
Balance September 30, 2018	-	$-	38,871,107	$38,871	$8,590,669	-	$(8,435,044)	$194,496

See accompanying notes to the consolidated financial statements

FRÉLII, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(4,271,825)	$(5,309,067)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation and other expenses	2,835,153	3,239,063
Amortization of software and leasehold improvements	151,621	32,685
Loss on settlement of debt	-	1,158,780
Changes in operating assets and liabilities:
Accounts Receivable	(20,000)	-
Inventory	(27,109)	-
Prepaid Expenses	16,027	(8,225)
Interest receivable	(707)	13,645
Interest payable	3,052	-
Accounts payable and accrued liabilities	76,895	46,949
Accrued salaries and related expenses	1,831	-
Deferred Revenue	42,917	-
Settlement amount due to former related party	-	126,654
Net cash used in operating activities	(1,192,145)	(699,516)
Cash Flows From Investing Activities:
Collections of note receivable	-	316,516
Net cash provided by investing activities	-	316,516
Cash flows from financing activities:
Collection of common stock subscription receivable	130,500	-
Sale of Class B common stock	813,500	452,500
Notes payable	206,000	-
Repayment of notes payable	(3,453)	-
Advances from former related parties	-	54,156
Net cash provided by financing activities	1,146,547	506,656
Increase (decrease) in cash and cash equivalents	(45,598)	123,656
Cash and cash equivalents, beginning of period	58,558	-
Foreign currency translation adjustments	(805)	-
Cash and cash equivalents, end of period	$12,155	$123,656
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid	$6,626	$13,888
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Stock issued for software	$1,500,000	$234,375
Stock issued for prepaid rent ($27,989) and leasehold improvements ($15,857)	$43,846	$-
Stock issued in settlement of debt	$-	$1,250,000
Stock issued for inventory ($32,055) and debt assumed ($19,244)	$-	$12,811

See accompanying notes to the consolidated financial statements

FRéLII, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Effective March 9, 2018, the Company changed its name to Frélii, Inc. From March 2018 to December 2018, the Company operated a web-based subscription service providing personalized nutrition and wellness plans. The current business plan uses Artificial Intelligence and whole genome analysis to improve patient outcomes and lower direct costs.

On May 9, 2019, the Company incorporated a subsidiary in Ontario, Canada, named Frelii Canada Inc.

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

NOTE 2 — BASIS OF PRESENTATION OF UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses which have resulted in an accumulated deficit at September 30, 2019, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cornerstone is owned by Gregory Mongeon, who served as a former officer and director of the Company from January 17, 2018 to May 15, 2018.

NOTE 5 –LEASEHOLD IMPROVEMENTS

At September 30, 2019 and December 31, 2018, leasehold improvements, net, consisted of:

	September 30, 2019	December 31, 2018
Leasehold improvements at Frelii Canada Inc. office	$15,857	$-
Less accumulated amortization	(3,964)	-
Net	$11,893	$-

The leasehold improvements are being amortized using the straight-line method over the term of the lease, which is one year. For the nine months ended September 30, 2019 and 2018, amortization expense relating to the leasehold improvements was $3,964 and $0, respectively. Expected future amortization expense for the leasehold improvements as of September 30, 2019 follows:

Year ending December 31,	Amount

2019	$3,964
2020	7,929

Total	$11,893

NOTE 6 – SOFTWARE

At September 30, 2019 and December 31, 2018, software, net, consisted of:

	September 30, 2019	December 31, 2018
Software and intellectual property acquired from Christopher Dean pursuant to Tech Assignment Agreement on January 18, 2018 in exchange for 7,500,000 shares of Class B Common Stock (see Note 9).	$234,375	$234,375
Software and intellectual property acquired from IrisMind LLC pursuant to Technology Assignment Agreement on May 15, 2019 in exchange for 1,200,000 shares of Class B Common Stock (see Note 9).	1,500,000	-
Total	1,734,375	234,375
Less accumulated amortization	(192,061)	(44,404)
Net	$1,542,314	$189,971

The acquired software is being amortized using the straight-line method over their estimated economic life of 5 years. For the nine months ended September 30, 2019 and 2018, amortization expense relating to the software was $147,657 and $32,685, respectively. Expected future amortization expense for the acquired software as of September 30, 2019 follows:

Year ending December 31,	Amount

2019	$86,718
2020	346,875
2021	346,875
2022	346,875
2023	302,471
2024	112,500

Total	$1,542,314

NOTE 7 – NOTES PAYABLE

At September 30, 2019, notes payable consisted of:

Promissory note due to Company director, interest at 6.5%, due in full on January 30, 2020, unsecured	$103,000
Amount due Primary Capital Funding LLC under Future Receivables Sale and Purchase Agreement dated September 13, 2019, interest of $15,750 and principal due in weekly payments of $2,200 through February 24, 2020, guaranteed by Company Chief Executive Officer	32,904
Promissory note due to entity operated by Company director, interest of $3,500 and principal due November 1, 2019, secured by future customer cash flows	35,000
Amount due Everest Business Funding under Payment Rights and Purchase and Sale Agreement dated September 16, 2019, interest of $9,350 and principal due in daily payments of $334 through January 30, 2020, guaranteed by Company Chief Executive Officer	21,642
Amount due Celtic Bank under Business Loan Agreement dated September 9, 2019, interest of $2,450 and principal due in monthly payments through March 10, 2020	10,000
$202,546

NOTE 8 – SETTLEMENT AMOUNT DUE TO FORMER RELATED PARTY

On June 1, 2018, the Company and Gregory Mongeon (see Note 4 above) executed a Separation and Release Agreement. The agreement provides for the Company to make 20 monthly cash payments of $6,666 each to Mr. Mongeon from June 5, 2018 to January 5, 2020 (total $133,320). The agreement also provides for limits on future sales of 7,500,000 shares of Class B Common Stock owned by Mr. Mongeon. At September 30, 2019, the remaining amount due Mr. Mongeon pursuant to the Separation and Release Agreement was $126,654. The Company failed to make the required monthly payments from July 2018 to September 2019.

NOTE 9 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

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

On May 8, 2019, the Company issued 200,000 Class B shares to Sandeep Uppal, 150,000 Class B shares to Yvan Aubin, and 200,000 Class B shares to a former officer and director for services. The $825,000 fair value of the 550,000 shares of Class B Common Stock on May 8, 2019 was charged to compensation expense in the three months ended June 30, 2019.

On August 1, 2019, the Company issued 146,154 shares of Class B Common Stock to the landlord of our Canadian subsidiary pursuant to a Commercial Lease Agreement effective July 1, 2019 (see Note 10) for one year prepaid rent ($27,989) and certain leasehold improvements ($15,857).

Also on August 1, 2019, the Company issued 266,667 shares of Class B Common Stock to a Company director for reimbursed travel expenses, 128,207 shares of Class B common stock to an entity consultant for reimbursed travel expenses, and a total of 850,100 shares of Class B common stock to 10 consultants for services rendered to the Company. The $373,492 estimated fair value of the 1,244,974 shares of Class B Common Stock (using a $0.30 per share price) was expensed as compensation ($255,030) and other operating expenses ($118,462) in the three months ended September 30, 2019.

On August 1, 2019 and August 21, 2019, the Company sold a total of 50,000 shares of Class B Common Stock at $0.30 per share to 2 investors for $15,000 cash proceeds.

On September 13, 2019, the Company issued a total of 10,670,791 shares of Class B Common Stock to five Company directors (5,750,000 shares) and 16 employees and consultants (4,920,791 shares) for services rendered to the Company. The $1,480,011 estimated fair value of the 10,670,791 shares of Class B Common Stock (using $0.14 per share price) was expensed as compensation in the three months ended September 30, 2019.

Warrants

A summary of warrants activity for the period January 1, 2018 to September 30, 2019 Follows:

Balance, January 1, 2018	-
Issued in the three months ended September 30, 2018	2,300,000
Issued in the three months ended December 31, 2018	116,000
Balance, December 31, 2018	2,416,000
Cancelled in the three months ended June 30, 2019	(2,000,000)
Issued in the three months ended September 30, 2019	700,000
Balance, September 30, 2019	1,116,000

Issued and outstanding warrants at September 30, 2019 consist of:

Month Granted	Number of Warrants	Exercise Price	Expiration Date

July 2018	100,000	$1.50	July, 2021
August, 2018	200,000	$1.50	August, 2021
October, 2018	116,000	$1.25	October, 2021
July, 2019	100,000	$4.00	July, 2022
July, 2019	400,000	$1.00	July, 2022
August, 2019	200,000	$0.15	August, 2021
Total	1,116,000

In July 2019, the Company issued a total of 500,000 warrants to two entity consultants exercisable by the holders for three years at exercise prices of $4.00 per shares for 100,000 warrants and $1.00 per share for 400,000 warrants. The $106,430 total estimated fair value of the 500,000 warrants (calculated using the Black Scholes options pricing model) at the grant dates was expensed as compensation in the three months ended September 30, 2019.

In August 2019, the Company issued 200,000 warrants to a Company director exercisable by the holder for two years at an exercise price of $0.15 per share. The $50,220 estimated fair value of the 200,000 warrants (calculated using the Black Scholes options pricing model) at the grant dates was expensed as compensation in the three months ended September 30, 2019.

Assumptions used for the calculations of the fair value of the 700,000 warrants granted in July 2019 and August 2019 include (1) stock price of $0.30 per share, (2) exercise prices ranging from $0.15 to $4.00 per share, (3) terms ranging from 2 years to 3 years, (4) expected volatility of 166% and (5) risk free interest rates ranging from 1.67% to 1.73%.

The Company has signed agreements where warrants may be granted upon the achievement of certain events as follows:

Month Granted	Number of Warrants	Exercise Price	Expiration Date	Contingency

July, 2019	100,000	$4.00	Upon NASDAQ application	Completing NASDAQ application
July, 2019	100,000	$4.00	Upon NASDAQ listing	Active NASDAQ listing
July, 2019	500,000	$1.00	November, 2019	Securing financing
July, 2019	300,000	$1.00	November, 2019	Securing financing

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Effective July 1, 2019, Frelii Canada Inc. (the “Tenant”) entered into a Commercial Lease Agreement to rent certain office premises in Ontario Canada. The lease provides for Base Rent of CAD 3,000 (approximately $2,265) per month for a term of one year expiring June 30, 2020. The lease also provides the Tenant the right to renew the lease for an additional term at a rent equal to the Base Rent increased by 3%. The lease also provided the Tenant the right to pay amounts due under the lease with shares of Frelii Common Stock using an exchange rate of 1.30 CAD:$1.00 and a price of $0.30 per share of Frelii Common Stock. On August 1, 2019, the Company issued 146,154 shares to the landlord in full payment of first year rent ($27,989) and for certain leasehold improvements ($15,857).

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

NOTE 11 – SUBSEQUENT EVENTS

On October 15, 2019, the Company signed a collaboration agreement with True DNA Story, LLC where the companies will share revenues. Frelii will incorporate True DNA Story LLC’s proprietary DNA software and market their CLIA validated health panels to its medical network, including Orn Total Health announced earlier this year. True DNA Story LLC will incorporate Frelii’s AI technology, Navii to improve the outputs of their CLIA validated lab developed tests.

On October 22, 2019, the Company signed a Master Services and License Agreement with Systemic Formulations, a Utah company. The MLSA provides for the Company’s grant to Systemic a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for the Company to retain a percentage of revenue from customers as a result of the recommendations made by the Company. The initial term of the MLSA is three years

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 9, 2019, the Company incorporated a subsidiary in Ontario, Canada, named Frelii Canada Inc.

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

Frelii continues to develop and grow its patented AI technology named “NAVII”, leveraging base code and large data sets gathered from public and private partnerships. Frelii’s predictive capacity with its precision medicine and health and wellness AI has increased from 84% to 98.5%. The flagship high-efficiency Genetic Sequencing and analysis using Frelii’s proprietary technology has increased to greater than 99% and 99.999% accuracy on whole genome and exome sequencing, respectively. Current competitive solutions analyze approximately 400-700 thousand data points, generating approximately 384 outcomes, such as diet suggestions or identification of potential health risks. The Frelii AI technology has dramatically increased the data points analyzed to over 3.2 billion, yielding more than 60 million outcomes.

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

Attention will still be given to the company’s consumer offerings; however, the consistently expanding and growing capabilities make Frelii’s offerings significant to expanded markets in the following ways:

Precision Medicine and Health Prediction

●	Because Frelii conducts whole-genome sequencing, its technology can be leveraged to advance precision medicine when used for disease treatment and prevention by taking into consideration an individual patient’s complete genome with more than 60 million outcomes. Medical professionals and researchers will be able to more accurately predict and provide treatment strategies. This includes:

○	Precision Medicine for Medical Cannabis Use. In states where medical cannabis is legal and in Canada, the application of NAVII can be used to help medical professionals determine the best or most appropriate plant genetics and dose to use with patients based on the patient’s genetic information. The Frelii technology has the potential to optimize and improve how patients are treated with medical cannabis. Making it safer and more effective.

○	Precision Medicine and the Frelii DNA Wallet: Our web platform will provide doctors a more comprehensive pharmacogenetics search and reference tool with both dose and time safety protocols. This reduces the risk to both the patient and doctor while improving the patient outcomes and quality of care. This tool also provides doctors and patients an individualized health analysis that identifies their most significant health priorities and generates preventative action plans based on the Frelii Whole Genome Discovery tool. Once the patient has enrolled in the DNA wallet experience, they will be able to deliver their whole genome results to a doctor who will then have the ability to import useful information and begin using precision medicine. This gives any doctor they choose, the ability to recommend further testing and diagnostic tools more accurately by using predictive analytics and established health baselines.

○	Consumer Wellness: Our personalized wellness programs feature nutrition and fitness plans, supplement recommendations, downloadable menus, recipes, and shopping lists, and virtual personal training. Subscribers will have the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive health testing and analysis. Customers can also order premium nutritional and vitamin supplements from our channel partners via our online health marketplace. We plan to generate revenues through user subscriptions, lab diagnostic kit purchases, sales of compounding pharmacy products, and nutritional supplements. Frelii plans to offer corporate wellness organizations the opportunity to enhance their personalized wellness plans by ordering lab diagnostic kits for more comprehensive blood testing and analysis.

●	Distribution will be focused on various Medical Systems. The Company’s technology and its application to diagnostic, health risk identification and precision medicine could improve health care and lower costs of health providers. Health providers will use the Company’s technology to identify risks before symptoms or complaints arise, when such health issues could be addressed more efficiently and potentially more cost-effectively. This will include Managed Care Facilities and Hospital Networks delivered face to face or within telemedicine.

In connection with the foregoing:

(1) Effective April 12, 2019, the company entered into a Master License and Services Agreement (the “MLSA”) with Optivida Health. The MLSA provides for the Company’s grant to Optivida of a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for Optivida’s payment of an annual licensing agreement fee to the Company, which has been paid as of the date of issuance of the accompanying financial statements. The MLSA also provides for the Company to retain a percentage of revenue from customers referred to our website by Optivida and to receive a percentage of the profits on products designed by the Company and marketed by Optivida. The initial term of the MLSA is three years.

(2) On April 15, 2019, the Company entered into a Collaboration Agreement with Orn Health Inc. (“Orn”), a company controlled by Dr. Hans Jenkins, the Company’s Chief Medical Officer and a Board member. The Collaboration Agreement provides for the Company’s grant to Orn certain rights to act as the Company’s independent and non-exclusive sales representative and to directly sublicense products related to the Company’s software platforms on a non-exclusive basis. The Collaboration Agreement also provides that Gross Revenue generated by Orn and all Approved Operating Expenses incurred by Orn or the Company will be shared equally by the parties. The initial term of the Collaboration Agreement is 5 years.

(3) On May 9, 2019, the Company incorporated a Canadian subsidiary, Frelii Canada Inc. with offices to be located in Mississauga, Ontario.

(4) On July 11, 2019, the Company entered into a License Agreement (the “Agreement”) with GATC Canna Inc. (“GATC”) of Newport Beach, CA. The Agreement provides GATC an exclusive non-transferable license to use the Company’s GATC branded DNA Kit and the co-developed technology to produce an “individual-specific” set of Cannabis recommendations for customers’ health and wellness. The Agreement also provides the a reciprocal exclusive license of the co-developed authored work. The Agreement also provides GATC a non-exclusive right to DNA Sequencing, AI processing, Individual customized Health & Wellness Recommendations, Medical Test Recommendations, Whole Genome search and reference tool, and Psychotropic Analysis Test. The Agreement provides for GATC’s payment of an annual licensing agreement fee to the Company, which has not yet been paid as of the date of issuance of the accompanying financial statements. The Agreement also provides for the Company to retain a percentage of revenue from customers referred to a co-developed website. The Agreement terminates automatically on December 31, 2199.

(5) On October 15, 2019, the Company signed a collaboration agreement with True DNA Story, LLC where the companies will share revenues. Frelii will incorporate True DNA Story LLC’s proprietary DNA software and market their CLIA validated health panels to its medical network, including Orn Total Health announced earlier this year. True DNA Story LLC will incorporate Frelii’s AI technology, Navii to improve the outputs of their CLIA validated lab developed tests.

(6) On October 22, 2019, the Company signed a Master Services and License Agreement with Systemic Formulations, a Utah company. The MLSA provides for the Company’s grant to Systemic a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for the Company to retain a percentage of revenue from customers as a result of the recommendations made by the Company. The initial term of the MLSA is three years

We are currently doing business under the name “Frélii.” Effective March 9, 2018, the Company changed its name to “Frélii, Inc.” and its trading symbol to “FRLI.” Frelii (OTCQB: FRLI) trades on the #OTCQB Venture Market for early stage and developing U.S. and international companies.

Our executive offices are located at 670 West Shepard Lane, Suite 102, Farmington, Utah, 84025. You can also contact us by telephone at (833) 437-3544.

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

On October 15, 2019, the Company signed a collaboration agreement with True DNA Story, LLC where the companies will share revenues. Frelii will incorporate True DNA Story LLC’s proprietary DNA software and market their CLIA validated health panels to its medical network, including Orn Total Health announced earlier this year. True DNA Story LLC will incorporate Frelii’s AI technology, Navii to improve the outputs of their CLIA validated lab developed tests.

On October 22, 2019, the Company signed a Master Services and License Agreement with Systemic Formulations, a Utah company. The MLSA provides for the Company’s grant to Systemic a non-exclusive non-transferable license to use the Company’s DNA Kit and associated proprietary technology required to produce an “individual-specific” set of recommendations for customers’ health and wellness. The MLSA also provides for the Company to retain a percentage of revenue from customers as a result of the recommendations made by the Company. The initial term of the MLSA is three years

Our Offices

Our executive offices are located at 670 West Shepard Lane, Suite 102, Farmington, Utah 84025. You can also contact our customer service department by telephone at (833) 4FRELII. Our Canadian office is located at 1180 Aerowood Drive, Suite 201, Mississauga, Ontario L4W 1Y5

Liquidity and Capital Resources

Operations for the three months ended September 30, 2019 was primarily funded through sales of Class B common stock, and short term borrowing.

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

Results of operations for the three months ended September 30, 2019 and 2018.

Revenues. For the three months ended September 30, 2019 and 2018, revenues were $23,579 and $13,375 respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2019 was $2,500,594 compared to $1,098,621 for the three months ended September 30, 2018. The increase in operating expenses was mainly due to higher compensation expenses, including stock-based compensation expenses, and travel expenses tied for business development reported in the three months ended September 30, 2019.

Other Income (Expenses). Other expense-net for the three months ended September 30, 2019, was $7,639 compared with other $1,158,830 for the three months ended September 30, 2018, The other income and other expenses represent interest income and interest expense. In the three months ended September 30, 2018, the company recorded a $1,158,830 loss on the settlement of debt.

Net loss for the three months ended September 30, 2019 was $2,486,737 compared to a net loss of $2,262,061 for the three months ended September 30, 2018. The decrease in net loss was a result of the higher compensation expenses, including stock-based compensation expenses reported in the three months ended September 30, 2019.

The Company reported a $805 foreign currency exchange loss as result of the consolidation of its Canadian subsidiary.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in operating expenses in the statements of operations. Advertising and marketing expense for the three months ended September 30, 2019 and 2018 was $16,841 and $32,603, respectively

Basic and Diluted Net Income (Loss) Per Share

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

Foreign Currency Translation

Assets and Liabilities of the Company’s Canadian subsidiary is translated from its functional currency of Canadian dollars into U.S. dollars at the exchange rate in effect at the reporting date. Revenues and expenses are translated at the quarterly average exchange rate. On consolidation, exchange differences arising from translation of the net investment in foreign entities are recorded as Other Comprehensive Income.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2019, the Company issued 691,128 of Class B shares in settlement of expenses incurred. The $118,462 fair value of the transaction was expensed as travel expenses, $45,030 as Investment Fees and Commissions, and $43,846 as Prepaid Rent and Leasehold Improvements.

On August 1, 2019, the Company issued 700,000 of Class B shares in settlement of services provided.

From August 1, 2019 to August 21, 2019 the Company sold 50,000 shares of Class B Common Stock at $0.30 per share to 2 shareholders for $15,000 cash proceeds.

On September 13, 2019, the Company issued 1,900,000 of Class B shares to board members as compensation for their services. The fair value of $266,000 was charged to compensation expense.

On September 13, 2019, the Company issued 8,450,000 Class B shares to employees of the company as compensation for their services. The fair value of $1,183,000 was charged to compensation expense.

On September 13, 2019, the Company issued 320,791 Class B shares in settlement of services provided. $26,100 was charged to consulting fees, and $4,911 charged to compensation expense.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

Item 6. Exhibits.

The following exhibits are filed with or incorporated by reference in this report:

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2019.

FRÉLII, INC.

Dated: November 14, 2019	By:	/s/ Ian G. Jenkins
Ian G. Jenkins Chief Executive Officer, Chief Financial Officer and Director

